Form 10QSB
period 1996-06-30
COMMON GOAL HEALTH CARE PENSION & INCOME FUND L P II
filed 1996-08-08
CIK 856136

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 Form 10-QSB




(Mark One)
[X]   Quarterly Report Under Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the Quarterly period ended June 30, 1996

[]    Transition Report Under Section 13 or 15 (d) of the Exchange Act

      For the Transition period from                  to                  .
                                     ----------------     ---------------


                       Commission File Number: 0-21604


           Common Goal Health Care Pension and Income Fund L.P. II
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)




           Delaware                                       36-3644837
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)





                           6920 Donachie Road, #209
                          Baltimore, Maryland 21239
                   ----------------------------------------
                   (Address of principal executive offices)

                                (410) 828-4344
                         --------------------------
                         (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES       X     NO
    ----------       ----------

                         PART I - Financial Information

Item 1.  Financial Statements

           COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                           (A Limited Partnership)

                                BALANCE SHEETS



                                          June 30,    December 31,
                                            1996          1995
                                         (Unaudited)   (Audited)
                                         -----------  ------------
                              Assets
- ------------------------------------------------------------------
Current Assets:
 Cash and cash equivalents                $3,614,473    $3,774,001
 Accrued interest receivable                  11,500        12,254
                                         -----------  ------------
  Total Current Assets                     3,626,023     3,786,255
Mortgage loan receivable                     450,590       450,590
                                         -----------  ------------
Total Assets                              $4,076,613    $4,236,845
                                         ===========  ============

                Liabilities and Partners' Capital
- ------------------------------------------------------------------
Current Liabilities:
 Deferred revenue                         $  400,000    $  400,000
 Accrued expenses                              1,011         7,422
 Due to affiliate                              1,547           491
  Total Current Liabilities                  402,558       407,913
Partners' Capital                          3,674,055     3,828,932
                                         -----------  ------------
Total Liabilities and Partners' Capital   $4,076,613    $4,236,845
                                         ===========  ============

See accompanying notes.

                                         COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                                                         (A Limited Partnership)

                                                    Statements of Earnings

                                                          (Unaudited)

                                                      THREE MONTHS ENDED
                                               June 30,                 June 30,
                                                 1996                     1995
                                       ------------------------  -----------------------
Income

 Interest                              $                 65,887  $               143,093
 Gain on Sale of Investment in
  Operating Properties                                      ---                1,532,085
                                       ------------------------  -----------------------
   TOTAL INCOME                        $                 65,887  $             1,675,178

Expenses

 Professional fees                                        (800)                  128,679
 Fees to affiliates:
  Management                                              5,351                   13,053
  Mortgage Company                                          282                    1,188
  Other                                                   8,381                   12,470
                                       ------------------------  -----------------------
   TOTAL EXPENSES                                        13,214                  155,390
                                       ------------------------  -----------------------
    NET EARNINGS                       $                 52,673  $             1,519,788
                                       ========================  =======================
Net earnings per limited partner unit  $                     10  $                  2.91
                                       ========================  =======================
Weighted average limited partner
  units outstanding                    $                522,116  $               522,116
                                       ========================  =======================
See accompanying notes.




                                                      SIX MONTHS ENDED
                                               June 30,                June 30,
                                                 1996                    1995
                                      ------------------        ----------------
Income

Interest                               $          134,048        $        214,499
Gain on Sale of Investment in
Operating Properties                                  ---               1,532,085
                                       ------------------        ----------------
TOTAL INCOME                           $          134,048        $      1,746,584

Expenses

Professional fees                                   11,876                146,121
Fees to affiliates:
 Management                                         18,404                 26,106
 Mortgage Company                                      563                  3,640
 Other                                              18,539                 21,423
                                       -------------------       ----------------
TOTAL EXPENSES                                      49,382                197,290
                                       -------------------       ----------------
NET EARNINGS                           $            84,666       $      1,549,294
                                       ===================       ================
Net earnings per limited partner unit  $               .16       $           2.97
                                       ===================       ================
Weighted average limited partner
units outstanding                      $           522,116       $        522,116
                                       ===================       ================
See accompanying notes.

                        COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                                         (A Limited Partnership)

                                    Statements of Partners' Capital

                                              (Unaudited)

                                           SIX MONTHS ENDING
                                                JUNE 30,

                                          1996                                  1995
                          ------------------------------------  ----------------------------------------
                                                      TOTAL                                    TOTAL
                           GENERAL      LIMITED     PARTNERS'     GENERAL       LIMITED      PARTNERS'
                           PARTNERS    PARTNERS      CAPITAL      PARTNERS      PARTNERS      CAPITAL
Balance at beginning
 of period                   $30,299    3,798,633    3,828,932        ($691)     2,603,753     2,603,062
Net earnings                   2,117       82,549       84,666       38,732      1,510,562     1,549,294
Unclaimed distributions            -          945          945            -          1,107         1,107
Cash distributions to
 partners                         _      (240,488)    (240,488)     (10,000)      (187,711)     (197,711)
                          ----------  -----------  -----------  ------------  ------------  ------------
Balance at end of period     $32,416    3,641,639    3,674,055       28,041      3,927,711     3,955,752
                          ==========  ===========  ===========  ============  ============  ============
See accompanying notes.

              COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                              (A Limited Partnership)

                              Statements of Cash Flows
                                    (Unaudited)

                                                      Six Months           Six Months
                                                        Ended                Ended
                                                       June 30,              June 30,
                                                         1996                  1995
                                                      ----------          -----------

Cash flows from operating activities:                   $84,666           $1,549,294
Net earnings
Adjustments to reconcile net earnings to
 net cash provided by operating
 activities:
   Gain on sale of investment in operating
      properties                                             -            (1,532,085)
   Decrease (increase) in interest receivable               704               (6,595)
   Increase (decrease) in accrued expenses               (6,411)              (4,093)
   Increase (decrease) in due to affiliates               1,056                  506
   Increase in due from affiliates                            -               (1,636)
                                                     ----------           ----------
    Net cash provided by operating activities            80,015                5,391
                                                     ----------           ----------
Cash flows from investing activities:
 Proceeds from sale of investment in
  operating properties                                        -            3,905,280
 Distributions received from operating
  properties                                                  -               67,646
                                                     ----------           ----------
    Net cash used in investing activities                     -            3,972,926
                                                     ----------           ----------
Cash flows from financing activities:
 Unclaimed distributions                                    945                1,107
 Distributions to limited partners                     (240,488)            (197,711)
                                                     ----------           ----------
    Net cash used in financing activities              (239,543)            (196,604)
                                                     ----------           ----------
Net Increase (decrease) in cash and cash
 equivalents                                           (159,528)           3,781,713
Cash and cash equivalents - beginning of
 period                                               3,774,001              113,197
                                                     ----------           ----------
Cash and cash equivalents - end of period            $3,614,473           $3,894,910
                                                     ==========           ==========
See accompanying notes.



                            COMMON GOAL HEALTH  CARE
                        PENSION AND INCOME FUND L.P. II
                            (A Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)
                                 June 30, 1996


(1)  Organization and Summary of Significant Accounting Policies

      Common Goal Health Care Pension and Income Fund L.P. II (Partnership) was formed on May 9, 1989, to invest in and make mortgage loans to third parties and affiliates involved in health care. On July 2, 1990, the Partnership commenced operations, having previously sold more than the specified minimum of 117,650 units ($1,176,500). The Partnership's offering terminated January 11, 1992 with the Partnership having sold 522,116 Units ($5,221,160).

      The general partners are Common Goal Capital Group, Inc. II, the managing general partner, and Common Goal Limited Partnership II, the associate general partner. Under the terms of the Partnership's agreement of limited partnership ("Partnership Agreement"), the general partners are not required to make any additional capital contributions except under certain limited circumstances upon termination of the Partnership.

      Under the terms of the Partnership Agreement, the Partnership is required to pay a quarterly management fee to the managing general partner equal to 1% per annum of adjusted contributions, as defined. A mortgage servicing fee equal to .25% per annum of the Partnership's outstanding mortgage loan receivable principal amount also is to be paid to Common Goal Mortgage Company, an affiliate of the general partners.

      Additionally, under the terms of the Partnership Agreement, the Partnership is required to reimburse the managing general partner for certain operating expenses.

      The Partnership classifies all short-term investments with maturities at date of purchase of three months or less as cash equivalents.

      Mortgage loans that have virtually the same risk and potential rewards as joint ventures are accounted for and classified as investments in operating properties. Cash received related to investments in operating properties is recognized as interest income to the extent that such properties have earnings prior to the recognition of the distribution of cash to the Partnership; otherwise, such cash is recorded as a reduction of the related investments.

      An allowance for loan losses will be provided, if necessary, at a level which the Partnership's management considers adequate based upon an evaluation of known and inherent risks in the loan portfolio.

      No provision for income taxes has been recorded as the liability of such taxes is that of the partners rather than the Partnership.

      Earnings per limited partner unit is computed based on the weighted average limited partner units outstanding for the period.

      The accompanying unaudited financial statements as of and for the three and six months ended June 30, 1996 and 1995 are the representation of management and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations of the Partnership. All such adjustments are normal and recurring.

(2)  Mortgage Loan Receivable

      Unless otherwise specified, all references to outstanding principal balances should refer to the carrying value for tax purposes.

      The Joint Venture Loan. The amount of $50,590 represents the amount of outstanding principal remaining in the Partnership's participation in a second mortgage loan made by an affiliated joint venture (with a total outstanding principal balance of $1,618,254). The loan, which was originally secured by two nursing home facilities in Pennsylvania, bears interest at a rate of 13.7% per annum and provides for participation interest based on the increase in the fair value of the facilities to be paid at maturity or pursuant to any sale of the facilities. The loan also provides for the payment of additional interest based upon the gross revenues of the facilities. On November 3, 1993, the borrower, Life Care, restructured the Joint Venture Loan and paid down the balance. The Partnership received $52,314 allocated to its share. Of that amount, $45,010 was applied to principal while the remainder was applied to a prepayment penalty, interest and a refinancing fee. The entire remaining principal balance is due at the maturity date of January 1, 2000.

      St. Catherine's Loan. As a result of the refinancing of the senior debt by the St. Catherine's, Court House and Findlay facilities, the Partnership's mortgage loans for these same facilities were refinanced on April 13, 1995 and the outstanding principal and Additional Interest were subsequently paid off. The refinancing of the senior debt did not provide sufficient proceeds to allow payment in cash of the participations owing under the St. Catherine's, Court House and Findlay Loans (the "SC Participations") which totaled $840,500 in the aggregation. The St. Catherine's borrowers paid the SC Participations through (i) the issuance of notes in the total amount of $400,000, bearing an interest rate of 11.00% per annum (a) maturing on the earlier of the sale or refinancing of the Tiffin, Bloomville, Fostoria, Washington Court House and Findlay Facilities (the

      "SC Facilities") or the maturity of the refinanced senior debt (August,
      2000) and (b) cross-collateralized by second mortgage liens on the SC Facilities; and (ii) the issuance of a contingent payment obligation by St. Catherine's of Seneca, Inc. in the amount of $202,500 and a contingent payment obligation by St. Catherine's Care Centers of Fostoria, Inc. in the amount of $238,000 (collectively, the "CPOs").

      The CPOs bear interest at an annual rate of 11.00%, which is due quarterly, and mature on the earlier of the sale or refinancing of the SC Facilities or the maturity of the senior debt with South Trust (August
      2000). The CPOs provide that interest is payable on a current basis provided that the debt service coverage ratios on each of the SC Facilities is 1.2 to 1.0. In the event these debt service ratios are not maintained, the interest shall accrue until the debt coverage ratio is at least 1.2 to 1.0 or maturity. The CPOs further provide that principal is payable only to the extent that upon a resale or refinancing of the SC Facilities, there are sufficient proceeds to repay the senior debt and the amounts owing under the CPOs. The CPOs are being assumed by an affiliated entity, Will Care of Ohio, Inc., and will be secured, to the extent they become payable and are not paid, by a pledge of 30 shares of St. Catherine's of Seneca, Inc. common stock.

      In accordance with FASB Statement of Standards No. 66, "Accounting for Sales of Real Estate", the $840,500 participation cannot be recognized as income at this time. The Partnership has recorded $400,000 of the participation amount, related to the mortgage loan receivable, as Deferred Revenue, and the interest thereon will be recognized as it is earned. Due to the contingent nature of the $440,500 in participation income due to the partnership and the participation income and interest earned on the CPOs will be recognized only when received.

      The principal balances outstanding for these loans as of June 30, 1996 were as follows:



      Joint Venture                                             $50,590
      St. Catherine's of Tiffin                                  51,500
      St. Catherine's of Bloomville                              36,000
      St. Catherine's of Fostoria                               102,000
      St. Catherine's of Findlay                                142,500

      St. Catherine's of Washington
      Court House                                                68,000
                                                               --------
                                                               $450,590
                                                               ========


(3)  Subsequent Events

      On July 5, 1996, the Partnership declared and paid a quarterly distribution of $121,732 to Unitholders of record as of June 15, 1996.

Item 2.  Management's Discussion and Analysis or Plan of Operations.



         Liquidity and Capital Resources


         Common Goal Health Care Pension and Income Fund L.P. II, a Delaware limited partnership (the "Partnership"), was formed to make mortgage loans secured by a mix of first and junior liens on health care-related properties. The Partnership commenced its offering of Units to the public on January 12, 1990, and commenced operations on July 2, 1990 (having sold the Minimum Number of Units as of that date). After having raised $5,221,160 by selling Units to 483 investors, the Partnership terminated the public offering on January 11, 1992.

         The Partnership's Mortgage Loans pay Basic Interest which is payable at higher rates than are being earned on temporary investments and provide for payments of Additional Interest and Participations. The interest derived from the Mortgage Loans and repayments of Mortgage Loans contribute to the Partnership's liquidity. These funds are used to make cash distributions to the Limited Partners, to pay normal operating expenses as they arise and, in the case of repayment proceeds, may, subject to certain exceptions, be used to make additional Mortgage Loans. The movement of funds from Mortgage Loans to short-term investments has increased the Partnership's overall liquidity, but has lowered expected interest income. The Partnership has structured its Mortgage Loans to provide for payment of quarterly distributions to Limited Partners from investment income.

         The Partnership intends to maintain working capital reserves equal to approximately 2% of gross proceeds of the offering (approximately $104,423 at December 31, 1995 and at June 30, 1996), an amount which is anticipated to be sufficient to satisfy liquidity requirements. The Managing General Partner continues monitoring of the level of working capital reserves.

         Results of Operations


         The Partnership commenced operations July 2, 1990, and funded its first Mortgage Loan in November 1990. As of June 30, 1991, the Partnership had completed its portfolio of Mortgage Loans. The interest earned on these investments has stabilized on a tax accounting basis. Accordingly, the General Partners expect the Partnership's earnings to remain relatively constant.

         During the quarters ended June 30, 1996 and 1995, the Partnership had net earnings of $52,673 and $1,519,788, based on total revenue of $65,887 and $1,675,178 and total expenses of $13,214 and $155,390.
         The large decrease in net earnings is due to the 1995 pay-off of the Partnership's mortgage loans which were designated as investments in the operating properties from which the Partnership recognized a substantial gain in 1995. The decrease was partially offset by a large decrease in professional fees (1995 had a one-time $116,093 consultant fee in conjunction with the properties transaction). For the three months ended June 30, 1996 and 1995, the net earnings per limited partner unit was $.10 and $2.91, respectively. The net earnings per unit for the six month period ending June 30, 1996 and 1995 was $.16 and $2.97, respectively.

         The Partnership made distributions totalling $240,488 in January and April 1996 of which $155,822 represents a return of capital for financial accounting purposes, as well as for federal tax accounting purposes.

         The Partnership's success and the resultant rate of return to Limited Partners will be dependent upon, among other things, the ability of the Managing General Partner to identify suitable opportunities for the Partnership to reinvest its assets and the ability of the borrowers to pay the current interest, Additional Interest and principal of the Mortgage Loans.

         The General Partners expect to reinvest some of the excess reserves resulting from the refinancing of the operating properties in loans to new operating properties.

                          PART II - OTHER INFORMATION


     Items 1 through 6 are omitted because of the absence of conditions under which they are required.

                                  SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



            Common Goal Health Care Pension and Income Fund L.P. II

                                 (Registrant)






                                     By:  Common Goal Capital Group, Inc.,
                                          Managing General Partner





DATED:  July 31, 1996                        /s/ Albert E. Jenkins, III
                                             -----------------------------------
                                             Albert E. Jenkins, III
                                             President, Chief Executive Officer
                                             and Acting Chief Financial Officer