Form 10QSB/A
period 1996-09-30
COMMON GOAL HEALTH CARE PENSION & INCOME FUND L P II
filed 1996-11-22
CIK 856136

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549




                                FORM 10-QSB



(Mark One)
     (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Quarterly period ended September 30, 1996


     ( ) Transition Report Under Section 13 or 15(d) of the Exchange Act For the Transition period from__________________ to_____________________

                      Commission File Number: 0-21604



          Common Goal Health Care Pension and Income Fund L.P. II
     (Exact name of small business issuer as specified in its charter)


            Delaware                                       36-3644837
   (State or other Jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification Number)


                              215 Main Street
                         Penn Yan, New York 14527
                 (Address of principal executive offices)


                              (303) 705-6000
                        (Issuer's telephone number)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    YES _X_     NO ___

                      PART 1 - Financial Information

Item 1.  Financial Statements

          COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                          (A Limited Partnership)


                              Balance Sheets

                                                      September 30, December 31,
                                                           1996          1995
                                                       (Unaudited)    (Audited)
                                                       ---------------------------
                                  Assets
Current Assets

     Cash and cash equivalents .......................   $3,536,382   $3,774,001
     Accrued interest receivable .....................       11,976       12,254
     Other assetss ...................................        4,478         --
                                                              -----
          Total current assets .......................    3,552,836    3,786,255

Mortgage loan receivable .............................      450,590      450,590
                                                            -------      -------
Total Assets .........................................   $4,003,426   $4,236,845
                                                         ==========   ==========

                     Liabilities and Partners' Capital

Current Liabilities

     Deferred revenue ................................   $  400,000   $  400,000
     Accrued expenses ................................         --          7,422
     Due to affiliate ................................         --            491
          Total Current Liabilities ..................      400,000      407,913
Partners' capital ....................................    3,603,426    3,828,932
                                                          ---------    ---------
Total Liabilities and Partners' Capital ..............   $4,003,426   $4,236,845

                                                         ==========   ==========

See accompanying notes

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                             (A Limited Partnership)

                             Statements of Earnings
                                   (Unaudited)

                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                    Sept. 30,  Sept. 30,      Sept. 30,   Sept. 30,
                                      1996       1995            1996       1995
                                      -------  ----------     -------     ---------
Income

     Interest .................   $   69,533   $   73,205   $  203,581   $  287,704
     Gain on Sale of Investment
      in Operating Properties .         --           --           --      1,532,085
                                                                          ---------
        TOTAL INCOME ..........   $   69,533   $   73,205   $  203,581   $1,819,789

Expenses

     Professional fees ........          540        6,765       12,416      152,886
     Fees to affiliates:
      Management ..............        8,923       13,053       27,327       39,159
      Mortgage Company ........          282         --            845        3,640
     Other ....................        8,684       10,153       27,224       31,576
                                       -----       ------       ------       ------
        TOTAL EXPENSES ........       18,429       29,971       67,812      227,261
                                      ------       ------       ------      -------

        NET EARNINGS ..........   $   51,104   $   43,234   $  135,769   $1,592,528
                                  ==========   ==========   ==========   ==========
Net earnings per limited
 partner unit .................          .10          .08          .26         3.05
                                         ===          ===          ===         ====

Weighted average limited ......   $  522,116   $  522,116   $  522,116   $  522,116
 partner units outstanding        ==========   ==========   ==========   ==========


See accompanying notes.

                      COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                                      (A Limited Partnership)

                                  Statements of Partners' Capital
                                            (Unaudited)

                                                                      NINE MONTHS ENDED
                                                                          SEPT. 30,

                                                    1996                                       1995
                                      -------------------------------------     ------------------------------------

                                                                  TOTAL                                       TOTAL
                                      GENERAL     LIMITED        PARTNERS'      GENERAL       LIMITED       PARTNERS'
                                     PARTNERS     PARTNERS       CAPITAL        PARTNERS     PARTNERS        CAPITAL
                                     --------------------------------------   ---------------------------------------

Balance at beginning of period   $    30,299   $ 3,798,633    $ 3,828,932    $(      691)   $ 2,603,753   $ 2,603,062

Net earnings .................         3,394       132,375        135,769         39,813      1,552,715     1,592,528

Unclaimed distributions ......          --             945            945           --            1,107         1,107

Cash distributions to partners          --        (362,220)      (362,220)       (10,000)   (   283,122)  (   293,122)
                                                  --------       --------        -------    -   -------   -   -------

Balance at end of period .....   $    33,693   $ 3,569,733    $ 3,603,426    $    29,122    $ 3,874,453   $ 3,903,575
                                 ===========   ===========    ===========    ===========    ===========   ===========

See accompanying notes.

          COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                          (A Limited Partnership)

                         Statements of Cash Flows
                                (Unaudited)

                                                               NINE MONTHS ENDED
                                                            SEPT. 30,       SEPT. 30,
                                                              1996            1995
                                                              -------     ----------

Cash flows from operating activities:
     Net earnings .....................................   $   135,769    $ 1,592,528

     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
          Gain on sale of investment in
          operating properties ........................          --       (1,532,085)
          Decrease (increase) in interest receivable ..           278         (8,298)
          Decrease (increase) in other assets .........        (4,478)          --
          Increase (decrease) in accrued expenses .....        (7,422)        (2,636)
          Increase (decrease) in due to affiliates ....          (491)         1,012
          Increase in due from affiliates .............          --           (1,636)
                                                                              ------
              Net cash provided by operating activities       123,656         48,885
                                                              -------         ------

Cash flows from investing activities:
     Proceeds from sale of investment
          in operating properties .....................          --        3,905,280
     Distribution received from operating
          properties ..................................          --           67,646
                                                                              ------
             Net cash used in investing activities ....          --        3,972,926
                                                                           ---------

Cash flows from financing activities:
     Unclaimed distributions ..........................           945          1,107
     Distributions to limited partners ................      (362,220)      (293,122)
                                                             --------       --------

            Net cash used in financing activities .....      (361,275)      (292,015)
                                                             --------       --------

Net increase (decrease) in cash and cash equivalents: .      (237,619)     3,729,796

Cash and cash equivalents, beginning of period ........     3,774,001        113,197
                                                            ---------        -------

Cash and cash equivalents, end of period ..............   $ 3,536,382    $ 3,842,993
                                                          ===========    ===========

See accompanying notes.

                         COMMON GOAL HEALTH CARE
                         PENSION AND INCOME FUND L.P. II
                             (A Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)
                               September 30, 1996


     (1) Organization and Summary of Significant Accounting Policies

     Common Goal Health Care Pension and Income Fund L.P. 11 (Partnership) was formed on May 9, 1989, to invest in and make mortgage loans to third parties and affiliates involved in health care. On July 2, 1990, the Partnership commenced operations, having previously sold more that the specified minimum of 117,650 units ($1,176,500). The Partnership's offering terminated January 11, 1992 with the Partnership having sold 522,116 Units ($5,221,160).

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

     The accompanying unaudited financial statements as of and for the three and nine months ended September 30, 1996 and 1995 are the representation of management and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations of the Partnership. All such adjustments are normal and recurring.

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

     The CPOs bear interest at an annual rate of 11.00%, which is due quarterly, and mature on the earlier of the sale or refinancing of the SC Facilities or the maturity of the senior debt with South Trust (August 2000). The CPOs provide that interest is payable on a current basis provided that the debt service coverage ratios on each of the SC Facilities is 1.2 to 1.0. In the event these debt service ratios are not maintained, the interest shall accrue until the debt coverage ratio is at least 1.2 to 1.0 or maturity. The CPOs further provide that principal is payable only to the extent that upon a resale or refinancing of the SC Facilities, there are sufficient proceeds to repay the senior debt and the amounts owing under the CPOs. The CPOs subsequently were assumed by an affiliated entity, Will Care of Ohio, Inc., and are secured, to the extent they become payable and are not paid, by a pledge of 30 shares of St. Catherine's of Seneca, Inc. common stock.

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

     The principal balances outstanding for these loans as of September 30, 1996 were as follows:

     Joint Venture Loan                       $  50,590
     St. Catherine's of Tiffin                   51,500
     St. Catherine's of Bloomville               36,000
     St. Catherine's of Fostoria                102,000
     St. Catherine's of Findlay                 142,500
     St. Catherine's of Washington
     Court House                                 68,000
                                                 ------
                                               $450,590
                                               ========

     (3) Subsequent Events

     On October 5, 1996, the Partnership declared and paid a quarterly distribution of $121,732 to Unitholders of record as of September 15, 1996.

     Item 2. Managements Discussion and Analysis or Plan of Operations.

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

     The Partnership intends to maintain working capital reserves equal to approximately 2% of gross proceeds of the offering (approximately $104,423 at December 31, 1995 and at September 30, 1996), an amount which is anticipated to be sufficient to satisfy liquidity requirements. The Managing General Partner continues monitoring of the level of working capital reserves.

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

     During the quarters ended September 30, 1996 and 1995, the Partnership had net earnings of $51,104 and $43,234, based on total revenue of $69,533 and $73,205 and total expenses of $18,429 and $29,971. For the three months ended September 30, 1996 and 1995, the net earnings per limited partner unit was $.10 and $.08, respectively. The net earnings per unit for the nine month period ending September 30, 1996 and 1995 was $.26 and $3.05, respectively.

     The Partnership made distributions totalling $362,220 in January, April and July 1996 of which $226,451 represents a return of capital for financial accounting purposes, as well as for federal tax accounting purposes.

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


         Common Goal Health Care Pension and Income Fund L.P. II
                              (Registrant)



                                   By:  Common Goal Capital Group, Inc.,
                                        Managing General Partner



DATED: November 8, 1996                 __________________________________
                                        Albert E. Jenkins, III
                                        President, Chief Executive Officer
                                        and Acting Chief Financial Officer