Form 10KSB
period 1996-12-31
COMMON GOAL HEALTH CARE PENSION & INCOME FUND L P II
filed 1997-04-15
CIK 856136

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

          (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Transition period from to

                         Commission File Number: 0-21604

             Common Goal Health Care Pension and Income Fund L.P. II (Exact name of small business issuer as specified in its charter)

            Delaware                                                36-3644837
            --------                                                ----------
   (State or other Jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)
                                215 Main Street
                               Penn Yan, New York                      14527
                               ------------------                      -----
                    (Address of principal executive offices)     (Zip Code)

                                 (315) 536-5985
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO__

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Isssuer's revenues for the fiscal year ended December 31, 1996 were $268,703.

     The aggregate sales price of the units of Limited Partnership Interest held by non-affiliates of the Registrant as of March 31, 1997 was $3,416,591 (413 investors). As of March 31, 1997, there was no market for these Units and no market is expected to develop. The aggregate sales price is accordingly not necessarily indicative of the price at which these Units would trade.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Prospectus of the Registrant dated February 20, 1987, and filed pursuant to Rule 424(b) and Rule 424(c) under the Securities Act of 1933, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

                             TABLE OF CONTENTS



                                                                       Page
   PART I
       Item 1. Description of Business . . . . . . . . . . . . . . . . . .1
       Item 2. Description of Property . . . . . . . . . . . . . . . . . 13
       Item 3. Legal Proceedings . . . . . . . . . . . . . . . . . . . . 13
       Item 4. Submission of Matters to a Vote of Security Holders . . . 13

   PART II
       Item 5. Market for Units of Limited Partnership Interest and
               Related Security Holder Matters . . . . . . . . . . . . . 14
       Item 6. Managements Discussion and Analysis or Plan of Operation. 14
       Item 7. Financial Statements. . . . . . . . . . . . . . . . . . . 17
       Item 8. Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure . . . . . . . . . . . 17

   PART III
       Item 9. Directors, Executive Officers, Promoters and Control Persons
               Compliance with Section 16(a) of the Exchange Act . . . . 18
       Item 10.     Executive Compensation . . . . . . . . . . . . . . . 20
       Item 11.     Security Ownership of Certain Beneficial
                    Owners and Management............................... 20
       Item 12.     Certain Relationships and Related Transactions . . . 20

   PART IV
       Item 13.     Exhibits and Reports on Form 8-K . . . . . . . . . . 22

FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . .F-1

SIGNATURES











                                    (i)

                                     PART I

Item 1.       Description of Business.

General.
--------

     Common Goal Health Care Pension and Income Fund L.P. II (the "Partnership") was organized on May 9, 1989 as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. The Partnership's general partners are Common Goal Capital Group, Inc. II ("Common Goal II" or the "Managing General Partner") and Common Goal Limited Partnership II (the "Associate General Partner") (collectively, the "General Partners"). With limited exceptions, Common Goal II has exclusive control over the business of the Partnership, including the right to manage the Partnership's assets. The Partnership commenced operations on July 2, 1990 after having accepted subscriptions for more than the requisite number of 117,650 units of limited partnership interest (the "Units") in a public offering registered with the Securities and Exchange Commission on Form S-11 (the "Public Offering"). The Partnership raised a total of $5,221,160 through January 11, 1992 when the Public Offering terminated.

     The Partnership's primary business is to invest in or make mortgage loans which to date have been secured by junior mortgages or deeds of trust (and may, in the future include first mortgages or deeds of trust, but not wrap-around or other liens which are more junior than second positions) on fee or leasehold interests in health care-related real estate, including properties owned or acquired by affiliated borrowers, or other collateral, including interests in borrowers satisfactory to the Managing General Partner (the "Mortgage Loans"). To a lesser extent, the Partnership may make Mortgage Loans through joint ventures formed as general partnerships and may make Mortgage Loans secured by interests in partnerships, corporate stock, joint ventures or leasehold interests; provided, however, that the aggregate of such Mortgage Loans shall be less than 45% of the aggregate value of the Partnership's assets. The Partnership may not make Mortgage Loans in excess of $4,000,000 to any one entity. In addition, the Partnership will not make a Mortgage Loan if the amount of the aggregate mortgage indebtedness exceeds 90% of the appraised value of the property underlying the Mortgage Loan. The Partnership does not intend to make Mortgage Loans on properties with respect to which the debt service coverage ratio is less than 1.3 to 1, unless other underwriting criteria support the Mortgage Loan. Underwriting criteria which may be considered include whether loan-to-value ratios are less than 85%, whether there is additional collateral securing the Mortgage Loan, whether guarantees of repayment or other credit enhancements have been provided and such other factors as the Managing General Partner may deem appropriate. Additionally, the Partnership will require that any Mortgage Loan to an Affiliate provide the following:

          (a) Inclusion of a provision making the Mortgage Loan a full recourse obligation of the Affiliate until the debt service coverage is not less than 1.3 to 1 for at least 12 consecutive months;

          (b) Subordination of management fees payable to facility managers;

          (c) Subordination of mortgage servicing fees payable to Common Goal Mortgage Company;

          (d) With respect to Mortgage Loans of which the proceeds will be used for renovations, approval by the applicable state medical reimbursement agency of the renovations prior to funding;

          (e) Approval by a majority of the Board of Directors of the Managing General Partner (including all Independent Directors);

          (f) Receipt of a fairness opinion from the Independent Advisor;

          (g) Inclusion of a yield maintenance provision for prepayments; and

          (h) Delivery by independent accountants of a report to the Board of Directors evaluating certain parameters of the proposed Mortgage Loan.

     The Partnership has adhered to these requirements in making its Mortgage Loans. Mortgage Loans which are deemed to have substantially the same risks and potential rewards as an owner of an underlying property by virtue of characteristics such as participation in expected residual profits or where the lender provided all or substantially all necessary funds to acquire the property (such that the borrower has little or no equity therein), must be treated as investments in the underlying properties for financial accounting purposes. All Mortgage Loans previously characterized as investments in underlying properties were paid off in April 1995, and therefore, at December 31, 1996 and 1995, there were no Mortgage Loans treated as investments in underlying properties. The Partnership treats its Mortgage Loans as mortgage loans for federal income tax purposes. See "Item 7. Financial Statements".

     The existing Mortgage Loans are, and future Mortgage Loans are expected to be, secured by nursing homes (characterized as private institutions that provide fundamental health and rehabilitation services for the aged and the infirm). Mortgage Loans also may be secured by intermediate care facilities (characterized as private institutions that serve patients with lesser degrees of disability). For further information concerning the Partnership's present investments in Mortgage Loans, see "Existing Mortgage Loans" below.

     The Partnership's objectives in making investments of the type described above are: (i) to preserve and protect the Partnership's capital; (ii) to provide quarterly distributions from investment income; and (iii) to provide for potential long-term appreciation of its Mortgage Loan investments, principally through participations payable at maturity of the Mortgage Loan or upon the sale or refinancing of the underlying property (the "Participations"). Because Participations in facility appreciation are paid only upon maturity of a Mortgage Loan or a sale of the underlying facility, increased cash distributions as a result of such Participations are not expected to commence for a period of five years or more from the date that the related Mortgage Loan is made, if at all. It is not an objective of the Partnership to provide tax-sheltered income.

     Funds held pending investment in Mortgage Loans may be invested by the Partnership, at the direction of the Managing General Partner, in United States government securities, certificates of deposit of United States banks with a net worth of at least $20,000,000, repurchase agreements covering the securities of the United States government or governmental agencies, bankers' acceptances, commercial paper rated A-1, Prime-1 or better by Standard and Poor's Corporation or Moody's Investors Service, Inc., respectively, money market funds having assets in excess of $100,000,000, interest-bearing time deposits in banks and thrift institutions or any combination of these investments.

     The Partnership is conducting and intends to continue to conduct its operations so that it will not become subject to regulation under the Investment Company Act of 1940. Generally, the term "investment company" might include the Partnership if, after a one-year period, the Partnership, among other things, were to be engaged primarily, or were to hold itself out as being engaged primarily, or were to propose to engage primarily, in the business of investing, reinvesting or trading in securities, or if it were to have more than 40% of its total assets, excluding cash and government securities, invested in "investment securities" as that term is defined in the Investment Company Act of 1940. The Partnership does not currently meet this test.

   Basic Policies for Mortgage Loan Investments.
   -----------------------------------------------
     In making Mortgage Loans, the Managing General Partner considers such relevant factors as (1) the quality and experience of the management operating the facility; (2) the geographic area and type of facility (nursing home or intermediate care or a mix of both); (3) the location, construction, quality, condition and design of the facility; (4) the current and anticipated cash flow from the facility and its ability to sufficiently cover debt service (including the Partnership's Mortgage Loan), meet operational needs and generate revenues sufficient to provide investors with significant Additional Interest, as defined in the Partnership's prospectus, and potential value to the Partnership's Participation; (5) the growth, tax and regulatory environment of the community in which a facility is located; (6) occupancy and demand for similar health care facilities with which the facility would compete; and (7) the mix of private and government pay patients. As a general rule, the Partnership will not make Mortgage Loans on facilities which are located in states which do not restrict the issuance of certificates of need, unless supported by additional factors, such as borrower guarantees. Further, it is intended that Mortgage Loans will be made in various geographic locations in order to achieve portfolio diversification, thereby minimizing potential effects of changes in local economic conditions and similar risks.

   Types of Mortgage Loans.
   --------------------------
     The Partnership makes Mortgage Loans on fee interests (or other beneficial interest essentially equivalent to a mortgage on real property). All real estate underlying Mortgage Loans is used in the health care industry, particularly real estate used as nursing home and intermediate care facilities. The Partnership will not make construction loans except in connection with renovation or additions to existing facilities. The Partnership may also make Mortgage Loans to enable borrowers to acquire newly constructed properties and may commit to invest in or make Mortgage Loans with respect to properties under construction or prior to construction, provided any such commitment is subject to satisfactory completion of construction (and licensure by regulatory agencies, as applicable) by a specified date. However, in no event will such construction loans, other than those made in connection with renovations or additions to existing facilities, in the aggregate, exceed 20% of the gross proceeds received from the Public Offering. As with the Mortgage Loans made to date, the Partnership expects that any future Mortgage Loans will have terms of not less than three nor more than ten years. Mortgage Loans of five years or less may be subject to one or more extensions, which together with the original loan term will not exceed ten years in duration, with all principal and deferred interest, if any, payable upon maturity of the Mortgage Loans. The General Partners do not, however, generally intend to structure Mortgage Loans to provide for deferred interest except when it is payable in lieu of additional interest and/or participations.

   Federal Income Taxes.
   -----------------------
     The Partnership is not subject to federal income taxes as the liability for such taxes is that of the partners rather than the Partnership.

   Other Operating and Investment Policies.
   -----------------------------------------
     Affiliates of the General Partners (including partners, officers and directors investing for their own account or that of others) have formed, and may in the future form, limited partnerships or other entities with the same investment objectives and policies as the Partnership, which may compete with the Partnership for investments. The Partnership's amended and restated agreement of limited partnership provides that neither the General Partners nor their Affiliates have any obligation to present any particular investment opportunity to the Partnership, subject to certain limitations set forth below.

     The General Partners believe that conflicts of interest will arise only if the Partnership is seeking investments at a time when an Affiliate with similar investment objectives is seeking to make Mortgage Loans. In such an event, if affiliated entities have similar investment objectives and policies and have funds available at the same time as the Partnership, the Managing General Partner will review the investment portfolio of each entity and will make the investment on the basis of such factors, among others, as size of investment, anticipated cash flow, yield, portfolio diversification, type and location of the property on which the Mortgage Loan will be made, proposed loan terms, the amount of funds available and the length of time the funds of each entity have been available, as further described below.

     The Managing General Partner will attempt to resolve any conflicts of interest between the Partnership and others by exercising the good faith required of fiduciaries. The Managing General Partner believes that generally it will be able to resolve conflicts on an equitable basis and will adhere to the following criteria in determining whether the Partnership or one of the other entities with which it or its Affiliates have a relationship or obligation, should seek to make a particular Mortgage Loan: (i) whether the cash required for the particular Mortgage Loan is more or less than the amount that would be appropriate for that entity to commit to an investment; (ii) whether the nature of the potential cash flow to be derived from the particular Mortgage Loan will conform with that entity's investment objectives; (iii) whether that entity already has Mortgage Loans with the same borrower; (iv) whether the Mortgage Loan would satisfy that entity's objective of geographic diversification; (v) whether the Mortgage Loan can be structured to meet that entity's principal investment objectives; (vi) whether the Mortgage Loan is being acquired in a transaction together with other Mortgage Loans not suitable for acquisition by that entity; (vii) the estimated income tax effects, if any, on the entity resulting from the proposed structure of the Mortgage Loan; and (viii) the length of time since that entity has made a Mortgage Loan investment. Such conflicts will be resolved in the best judgment of the Managing General Partner. If, based on the foregoing criteria, the Managing General Partner determines that the making of a particular Mortgage Loan is equally appropriate for more than one entity affiliated with the General Partners, then the Mortgage Loan will be made by the entity which was formed first or which has had its funds available for investment for the longest period as determined by the General Partners in their discretion. The principal purpose of these provisions is to enable the General Partners and their Affiliates, while arranging the investment portfolios of the Partnership and any affiliated entities which might then be seeking suitable Mortgage Loans and other investments, to select the Mortgage Loan or other investment which they believe is most suitable for investment by the Partnership or by any such other affiliated entity. The foregoing provisions are not intended to relieve the General Partners of their fiduciary obligations to the Partnership. The General Partners and their Affiliates will have the right to make an investment after the Partnership has declined an investment, even if the Partnership still has uncommitted funds available.

     In connection therewith, Common Goal Health Care Participating Mortgage Fund L.P. ("Common Goal I"), an affiliated, publicly-offered limited partnership with investment objectives that are substantially identical to those of the Partnership, has substantially completed acquisition of its initial mortgage loan portfolio. Should Common Goal I determine to make funds available for reinvestment in additional Mortgage Loans, Common Goal I could have priority over the Partnership in acquiring or making the next Mortgage Loan deemed suitable for its investment objectives, subject to the conflict resolution policies set forth above. In the event that Common Goal I is unable to consummate additional mortgage loans, the Partnership will have the opportunity to make those loans.

Existing Mortgage Loans.
------------------------

     The principal balances outstanding for mortgage loan receivables as of December 31, 1996 were as follows:

   Joint Venture Loan                             $50,590
   St. Catherine's of Tiffin                       51,500
   St. Catherine's of Bloomville                   36,000
   St. Catherine's of Fostoria                    102,000
   St. Catherine's of Findlay                     142,500
   St. Catherine's of Washington Court House       68,000
                                                   ------
                                                 $450,590
                                                 ========

   Joint Venture Loan.
   ---------------------
     In 1989, the Partnership entered into a joint venture agreement with Common Goal Health Care Participating Mortgage Fund, L.P. ("CGI") to make a mortgage loan (the "Joint Venture Loan") to two unaffiliated Tennessee limited partnerships (the "Borrowers"). The Joint Venture Loan was funded on August 1, 1990, in the original principal amount of $3,430,114 ($3,400,114 at December 31,
1991) with Common Goal I contributing 100% of such amount to the joint venture at that time. Although the Partnership had the right to, and originally expected to, contribute up to 50% of the amount of the Joint Venture Loan ($1,715,057), sales of Partnership Units occurred at a lower rate than originally projected. Accordingly, through December 31, 1993, the Partnership had contributed $95,600 to the joint venture. The Joint Venture Loan requires payment of Basic Interest at a rate of 13.7% per annum. The loan also requires payment of additional interest at a rate of 1.95% of gross revenues from the collateral securing the Joint Venture Loan in excess of $1,694,000 per annum. The loan also provides for payment of a participation equal to 30% of the first $1,000,000 of increase in the fair market value (or gross sales price) of the Facilities over aggregate secured indebtedness (including the Joint Venture Loan) as of the date of funding of the Joint Venture Loan and 17% of the balance of any such increase. The participation would be payable upon sale, refinancing of a senior mortgage loan or at maturity of the Joint Venture Loan with the fair market values to be determined at that time. The Joint Venture Loan is secured by a second mortgage on a 100-bed skilled and intermediate care facility owned by one of the Borrowers as well as a collateral assignment of 100% of the general partners' and limited partners' interest in each Borrower. The security interest was taken in the Borrowers insofar as the retirement and assisted care facility owned by the other Borrower is subject to a HUD regulatory agreement which prohibits junior  encumbrances.  On  November  3,  1993,  the  Borrower  paid a  total  of
$1,746,790 in a restructuring of the Joint Venture Loan. Of the $52,314 allocated to the Partnership, $45,010 was applied to principal and $4,501 to Prepayment Penalty. The amount allocated includes $2,250 from a negotiated refinance fee and Gross Revenue, Basic Interest and Additional Interest which were taken as set forth in the loan documents. The CGI balance has also been paid down to $1,567,664. In connection with the repayment of principal, the Partnerships agreed to release the mortgage on the skilled care and intermediate care facility. The Partnership's principal balance as of December 31, 1996 was $50,590. The entire principal balance is due at the maturity date of January 1, 2000.

     At December 31, 1996, the loan was current as to regular interest and annual gross revenue interest.

   St. Catherine's Loan.
   -----------------------

     The Partnership made and funded three mortgage loans to affiliated entities (the "St. Catherine Loans"). The Partnership's affiliation with these entities is a result of the President and Chief Executive Officer of the Managing General Partner also serving as the President of the entities receiving the loans. As a result of the refinancing of the senior debt secured by the St.Catherine's, Court House and Findlay facilities, the Partnership's mortgage loans for these same facilities were refinanced on April 13, 1995 and the outstanding principal and Additional Interest were subsequently paid off. The refinancing of the senior debt did not provide sufficient proceeds to allow payment in cash of the participations owing under the St. Catherine's, Court House and Findlay Loans (the "SC Participations") in the total amount of $840,500. The St. Catherine's borrowers paid the SC Participations through (i) the issuance of notes in the total amount of $400,000 bearing an interest rate of 11.00% per annum (a) maturing on the earlier of the sale or refinancing of the Tiffin, Bloomville, Fostoria, Washington Court House and Findlay Facilities (the "SC Facilities") or the maturity of the refinanced senior debt (August, 2000) and (b) cross-collateralized by second mortgage liens on the SC Facilities; and (ii) the issuance of a contingent payment obligation by St Catherine's of Seneca, Inc. in the amount of $202,500 and a contingent payment obligation by St Catherine's Care Centers of Fostoria, Inc. in the amount of $238,000 (collectively, the "CPOs").

     The CPOs bear interest at an annual rate of 11.00%, which is due quarterly, and mature on the earlier of the sale or refinancing of the SC Facilities or the maturity of the senior debt with South Trust (August, 2000). The CPOs provide that interest is payable on a current basis provided that the debt service coverage ratios on each of the SC Facilities is 1.2 to 1.0. In the event these debt service coverage ratios are not maintained, the interest shall accrue until the debt service coverage ratio is at least 1.2 to 1.0 or maturity. The CPOs further provide that principal is payable only to the extent that upon a resale or refinancing of the SC Facilities, there are sufficient proceeds to repay the senior debt and the amounts owing under the CPOs. The CPOs are being assumed by an affiliated entity, Will Care of Ohio, Inc., and will be secured, to the extent they become payable and are not paid, by a pledge of 30 shares of St. Catherine's of Seneca, Inc. common stock.

     In accordance with FASB Statement of Standards No. 66, "Accounting for Sales of Real Estate", the $840,500 participation cannot be recognized as income at this time. The Partnership has recorded $400,000 of the participation amount, related to the mortgage loan receivable, as Deferred Revenue, and the interest thereon will be recognized as it is earned. Due to the contingent nature of the $440,500 in participation income due to the Partnership related to the CPO'S, such amount has not been recorded as an asset of the Partnership and the participation income and interest earned on the CPO's will be recognized only when received.

     The following chart provides certain summary information with respect to the Partnership's Mortgage Loans.

                          Common Goal II Mortgage Loans

                                                                                         St. Catherine's
                Joint Venture       St. Catherine's   St. Catherine's  St. Catherine's    of Washington  St. Catherine's
                Loan (1)              of Tiffin        of Bloomville     of Fostoria       Court House     of Findlay
                --------              ---------        -------------     -----------       -----------     ----------
Date of Loan   August 1, 1990       April 13, 1995   April 13, 1995    April 13, 1995    April 13, 1995   April 13, 1995
Agreement

Type of Loan   Collateral Assign-    Second Mort-    Second Mort-      Second Mort-      Second Mort-     Second Mort-
               ment of Interest in   gage on one     gage on one       gage on one       gage on one      gage on two
               one Facility (2)      facility        facility          facility          facility         facilities

Maximum Note
Amount         $1,618,254 (1)        $51,500         $36,000           $102,000          $68,000          $142,500

Current
Principal
Amount
Outstanding
as of
Dec. 31, 1996     $50,590            $51,500         $36,000           $102,000          $68,000          $142,500

Interest Rate       13.70% (3)         11.00%(4)        11.0%(4)           11.0%(4)         11.0%(4)          11.0%(4)

Maturity        January 1, 2000      April 30, 2000  April 30, 2000    April 30, 2000    April 30, 2000    April 30, 2000

Type of
Property/       100-bed skilled care  44-bed nursing  30-bed nursing   102-bed nurs-     50-bed nursing    40-bed and 60-
Location of     and intermediate      home in Tiffin, home in          ing home in       home in Wash-     bed nursing
Property        care facility in      OH              Bloomville,OH    Fostoria, OH      ington Court      home in
Securing Loan   Honeybrook, PA (2)                                                       House, OH         Findlay, OH

Origination Fee
Paid to an
Affiliate
(Paid by
Borrower)       $101,900 (1)          None             None             None               None             None

Relationship to
Partnership     Non-Affiliate        Affiliate         Affiliate        Affiliate          Affiliate        Affiliate


__________________________

               (1) Pursuant to the terms of the Joint Venture, the Partnership originally contributed $95,600 to the Joint Venture in connection with a loan in the original principal amount of $3,430,114. The remaining portion of the note was funded by Common Goal Health Care Participating Mortgage Fund L.P. ("CGI"). On March 29, 1993, CGI received a principal paydown in the amount of $70,000. On November 3, 1993, both CGI and the Partnership received principal paydowns in conjunction with a restructuring of the Loan. The balance of the Joint Venture Loan attributable to the Partnership as of December 31, 1996 was $50,590. .

               (2) The Joint Venture Loan is also secured by collateral assignments of 100% of the general partners and limited partners' interest in each Borrower. The security interest was taken in the Borrowers insofar as a retirement and assisted care facility owned by the Borrowers is subject to a HUD regulatory agreement which prohibits junior encumbrances on the facility.

               (3) In addition to Basic Interest of 13.7%, this loan requires payment of additional interest at a rate of 1.95% of the increase in gross revenues from the collateral securing the Joint Venture loan over the sum of $1,694,000 per annum payable in full within 45 days after the end of such fiscal year. The loan also requires additional interest in an amount equal to 30% of the first $1,000,000 of increase in the fair market value of the collateral securing the Joint Venture Loan over its aggregate secured indebtedness and 17% of the balance of any such increase in the fair market value of such facilities in excess of $1,000,000 over the aggregate secured indebtedness.

               (4) Interest on the affiliated St. Catherine's Mortgage Loans is at a rate of 11% per annum, calculated on a 365-day year for the actual number of days lapsed, and paid quarterly.

Partnership Allocation of Income and Loss and Distribution.
-----------------------------------------------------------

   Net Income and Net Loss.
   --------------------------
     Net income (except with respect to a "Disposition", which includes any Partnership transaction not in the ordinary course of its business, including, without limitation, collections of principal payments, equity participation payments, prepayments, prepayment penalties, sales, exchanges, foreclosures or other dispositions of Mortgage Loans held by the Partnership, recoveries of damage awards and insurance proceeds (other than the receipt of subscriptions for Units, all forms of interest payments when due on Mortgage Loans or business or rental interruption insurance proceeds)) and net loss of the Partnership is allocated 97.5% to Limited Partners and 2.5% to the General Partners. Net income arising from a Disposition is allocated 97.5% to Limited Partners and 2.5% to the General Partners to the extent of any negative balances in the capital accounts of the Limited Partners, and then 100% to Limited Partners in an amount necessary to bring the Limited Partners' capital accounts up to an amount equal to their Original Contributions, which means the amount of $10.00 for each Unit less the return of any amount of uninvested funds returned, as defined in the prospectus, plus the 11.5% preferred cumulative return thereon (less previous distributions to the Limited Partners in payment of such amounts). The remainder of such net income is allocated 85% to the Limited Partners and 15% to the General Partners.

   Distributions of Cash From Operations.
   ----------------------------------------
     Distributions of Adjusted Cash From Operations, defined as all receipts of interest payments on Mortgage Loans less cash receipts used to pay operating expenses and to repurchase any Units (Cash Flow) less any amount set aside for the restoration or creation of working capital reserves, are distributed 97.5% to the Limited Partners and 2.5% to the General Partners, and are apportioned quarterly among Limited Partners of record as of the record date declared within 30 days after the end of each quarter and will be paid quarterly. No distributions of Adjusted Cash From Operations with respect to any calendar year are made to the General Partners until the following occurs:

          First, distributions to the Limited Partners equal to the 9% annual cumulative return on their Adjusted Contributions, defined as Original
     Contributions attributable to a Unit, reduced by the total of cash distributed from Disposition Proceeds and from working capital reserves, for such year (plus any amounts accrued from prior years) have been made to the Limited Partners; and

          Second, payment of all previously subordinated management fees, if any, have been made.

     Thereafter, all previously subordinated amounts payable to the General Partners with respect to their 2.5% interest are paid in full to the extent funds are available, and if not available, are deferred and paid out of Disposition Proceeds, defined as receipts from Dispositions net of related expenses, amounts necessary for the payment of debts and obligations of the Partnership and any amount set aside for working capital reserves. The Partnership has been making distributions to the Limited Partners in excess of the 9% annual cumulative return on Adjusted Contributions, with the exception of the four distributions made during the period October 5, 1994 to October 5, 1995, when the annual cumulative return was reduced to 7.25% as discussed in "Item 6. Management's Discussion and Analysis or Plan of Operation."

   Distributions of Disposition Proceeds.
   ----------------------------------------
     The Managing General Partner has the right to reinvest or distribute all Disposition Proceeds received through the second anniversary of the final closing date and may reinvest disposition proceeds as necessary thereafter to avoid classification as an investment company under the Investment Company Act of 1940. Non- liquidating distributions of Disposition Proceeds are distributed in the following order of priority, except as otherwise required by law:

          First, 100% to the Limited Partners until the Limited Partners have received an amount which, when added to prior distributions of Disposition Proceeds and cash from reserves attributable thereto, equals the Original Contributions of the Limited Partners;

          Second, 100% to the Limited Partners until each Limited Partner has received an amount which, when added to all prior distributions to Limited Partners from all sources (including prior distributions in satisfaction of the 9% annual cumulative return but excluding distributions pursuant to above), equals the 11.5% per annum preferred cumulative return on their Adjusted Contributions, (calculated from the first day of the calendar quarter succeeding the quarter in which Capital Contributions are received);

          Third, 100% to the General Partners until they have been paid 100% of the subordinated portion, if any, of (a) the management fee, if any, and then (b) their 2.5% interest in Adjusted Cash From Operations; and

          Fourth, the remainder, 85% to the Limited Partners and 15% to the General Partners.

Dissolution.
------------

     Since it is the intention of the Managing General Partner to liquidate the Partnership's assets between the tenth and fifteenth years after the final closing date (the "Final Closing Date"), the Managing General Partner will adopt the following procedures to provide for an orderly liquidation: the Managing General Partner intends to confine the Partnership's investment activities to Mortgage Loans with terms ending prior to the end of the tenth anniversary of the Final Closing Date and will try to sell any property the Partnership has acquired by foreclosure or otherwise in an orderly fashion. Any such sales to affiliates of the Partnership or the General Partners ("Affiliates") would require the approval of a majority of the independent members of the Board of Directors of the Managing General Partner. To the extent that any Mortgage Loans will not mature by their terms prior to the end of such tenth anniversary, it may become necessary to sell such investments. It can be reasonably anticipated that the Partnership may be required to sell such investments for less than their outstanding principal balances as of the date of sale. The Partnership intends to reinvest loan proceeds received only as and if necessary to avoid classification as an investment company under the Investment Company Act of 1940. See "Item 6. Management's Discussion and Analysis or Plan of Operation" regarding possible reinvestment of mortgage loan proceeds.

     Proceeds from the liquidation will be applied and distributed in the following order:

          First,  to the payment of creditors of the  Partnership  but excluding
     secured   creditors  whose   obligations   will  be  assumed  or  otherwise
     transferred on the liquidation of Partnership assets; and

          Second, after allowance for the expenses of liquidation and the setting up of any reserves for contingencies which the Managing General Partner considers necessary, to the General Partners and Limited Partners in proportion to and to the extent of the positive balances in their capital accounts, after net income or loss arising from a Disposition has been allocated, with any excess being distributed in accordance with the order of priority for non-liquidating distributions.

     Notwithstanding anything to the contrary, the Managing General Partner has the right to defer liquidation if, in the opinion of the Managing General Partner, the sale of Partnership assets in liquidation would result in a material underrealization on the Partnership's assets.

Item 2.       Description of Property.

The Partnership did not own any real property as of December 31, 1996.

Item 3.   Legal Proceedings.

The Partnership is not a party to any material legal proceedings.

Item 4.       Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the last quarter of 1996.

                                     PART II

     Item 5. Market for Units of Limited Partnership Interest and Related Security Holder Matters.

     The units of limited partnership interest (the "Units") are not readily transferable. There is no public market for the Units and it is not currently expected that any will develop. There are restrictions upon the transferability of Units, including the requirement that the General Partners consent to any transferee becoming a substituted Unit holder (which consent may be granted or withheld at the sole discretion of the General Partners). In addition, restrictions on transfer may be imposed under state securities laws.

     The Revenue Act of 1987 contains provisions which may have an adverse impact on investors in certain "publicly traded partnerships." If the Partnership were to be classified as a "publicly traded partnership," income attributable to the Units would be characterized as portfolio income and the gross income attributable to Units acquired by tax-exempt entities after December 17, 1987 would be unrelated business income, with the result that the Units could be less marketable. The General Partners will, if necessary, take appropriate steps to ensure that the Partnership will not be deemed a "publicly traded partnership."

     At March 31, 1997, 522,116 Units were outstanding, and were held by 413 holders of record.

     The Partnership made distributions to Limited Partners of $482,515 or $.92 per Unit during 1996, $403,747 or $.77 per Unit during 1995, $456,637 or $.87 per Unit during 1994,  $495,681 or $.95 per Unit during  1993,  $482,561 or $.93 per Unit during 1992, $270,586 or $.76 per Unit during 1991, and $62,856 or $.33 per Unit during 1990.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

Liquidity and Capital Resources.
--------------------------------

     Common Goal Health Care Pension and Income Fund L.P. II, a Delaware limited partnership (the "Partnership"), was formed to make mortgage loans secured by a mix of first and junior liens on health care-related properties. The Partnership commenced its offering of Units to the public on January 12, 1990, authorized to sell up to 1,000,000 Units at $10 per Unit. Total gross offering proceeds raised were $5,221,160. The Partnership commenced operations on July 2, 1990 after having sold the Minimum Number of Units. The offering terminated on January 11, 1992. As of December 31, 1996, all available Net Offering Proceeds have been invested in Mortgage Loans and/or short-term investments in accordance with Partnership guidelines. The General Partner is currently evaluating the possibilities of additional investment opportunities.

     As of December 31, 1996, the Partnership had made six Mortgage Loans directly or through a joint venture. The three Mortgage Loans previously characterized as investments in the underlying properties for financial accounting purposes were paid off in April 1995 and replaced by five smaller Mortgage Loans to various St. Catherine's Facilities, which are not characterized as investments in the underlying properties for financial accounting purposes.

     The placement of available Net Offering Proceeds in Mortgage Loan investments should result in higher returns than are earned on temporary investments. The Mortgage Loans pay Basic Interest which is payable at higher rates than are being earned on temporary investments and provide for payments of Additional Interest and Participations. The interest derived from the Mortgage Loans and repayments of Mortgage Loans contribute to the Partnership's liquidity. These funds are used to make cash distributions to the Limited Partners, to pay normal operating expenses as they arise and, in the case of repayment proceeds, may, subject to certain exceptions, be used to make additional Mortgage Loans. The movement of funds from Mortgage Loans to short-term investments has increased the Partnership's overall liquidity, but has lowered expected interest income. The Partnership has structured its Mortgage Loans to provide for payment of quarterly distributions to Limited Partners from investment income.

     The Partnership intends to maintain initial working capital reserves of approximately 2% of gross proceeds of the offering (approximately $104,423 at December 31, 1996), an amount which is anticipated to be sufficient to satisfy liquidity requirements. The Managing General Partner, in its continued monitoring of the level of working capital reserves, had reduced the rate of the quarterly distributions to 7.25% per annum for the four quarterly distributions beginning October 5, 1994, but returned to 9.25% beginning October 5, 1995. See "Item 1. Business" and the Notes to the Financial Statements for further information regarding the Partnership's Mortgage Loans.

     On April 13, 1995, the St. Catherine's, Court House, and Findlay facilities
refinanced  their  senior  debt  and  the  Partnership's   mortgage  loans.  The
outstanding principal and Additional Interest were subsequently paid off.

     The refinancing of the senior debt did not provide sufficient proceeds to allow repayment of the Participations owing under the St. Catherine's Washington Court House and Findlay Loans (the "SC Participations") in the total amount of $840,500. The SC Borrowers repaid the SC Participations through: (i) the issuance of notes in the total amount of $400,000 bearing an interest rate of 11.00% per annum (a) maturing on the earlier of the sale of refinancing of the Tiffin, Bloomville, Fostoria, Washington Court House and Findlay Facilities (the "SC Facilities") or the maturity of the senior debt with South Trust (August,
2000)  and  (b)  cross-  collateralized  by  second  mortgage  liens  on  the SC
Facilities; and (ii) the issuance of a contingent payment obligation by St. Catherine's of Seneca, Inc. in the amount of $202,500 and a contingent payment obligation by St. Catherine's Care Centers of Fostoria, Inc. in the amount of $238,000 (collectively, the "CPOs").

     In accordance with FASB Statement of Standards No. 66, "Accounting for Sales of Real Estate", the $840,500 participation cannot be recognized as income at this time. The Partnership has recorded $400,000 of the participation amount, related to the mortgage loan receivable, as Deferred Revenue, and the interest thereon will be recognized as it is earned. Due to the contingent nature of the $440,500 in participation income due to the partnership related to the CPO'S, such amount has not been recorded as an asset of the Partnership and the participation income and interest earned on the CPO's will be recognized only when received.

     The Partnership's balance of cash and cash equivalents at December 31, 1996 and December 31, 1995 was $3,464,102 and $3,774,001, respectively, which consisted of operating cash and working capital reserves. The decrease in cash and cash equivalents from December 31, 1995 to December 31, 1996 of $309,899 resulted from cash provided by operating activities, $172,616, and net cash used in financing activities, $482,515. This decrease was partially caused by the net cash distributed as dividends to the limited partners, $482,515 ($.92 per Unit), which included $300,947 ($.59 per Unit) return of capital. Dividend distributions noted as a return of capital represent those distributions which are in excess of current year earnings. Part of the expenses for 1995 included
$116,094 paid out in mortgage placement fees authorized by the Partnership's Partnership Agreement. The Agreement authorized payment of a 3% mortgage placement fee to Common Goal Mortgage Company ("CGMC"), an affiliate of the General Partners, in connection with the original placement of the Partnership mortgage loans with the various St. Catherine's entities. CGMC elected to defer the decision of whether to take such fees until repayment of such loans. An aggregate of $4,248,841 of loans were funded, with their principal amounts fully repaid in April 1995, for which CGMC was entitled to a mortgage placement fee of up to $127,468. As consideration for immediate cash payment, CGMC agreed to a fee of $116,094 by the Partnership at the time of such refinancing, representing payment in full of its deferred mortgage placement fee. The decrease in Total Assets is a direct result of net cash distributed as a dividend to the limited partners.

     The Partnership is required to maintain working capital reserves of approximately 2% of gross proceeds of the offering (approximately $104,423), but presently has a balance of $3,464,102 at December 31, 1996. The proceeds from the repayments are being retained in working capital pending future investment. These additional funds are being invested per partnership guidelines. The
General Partner is currently evaluating the possibilities of additional investment opportunities.

Results of Operations.
----------------------

     The Partnership commenced operations July 2, 1990, and funded its first Mortgage Loan in November of 1990 (see "Item 1. Description of Business - Existing Mortgage Loans"). As of June 30, 1991, the Partnership had completed its portfolio of Mortgage Loans. Accordingly, the General Partners expect the Partnership's earnings to remain relatively constant.

     During the years ended December 31, 1996, 1995, and 1994, the Partnership reported net income (loss) of $181,568, $1,639,617 and $(107,184) based on total revenues of $268,703, $1,894,333, and $12,670, and total expenses of $87,135,
$254,716, and $119,854, respectively. The Partnership's net income (loss) per Limited Partner Unit was $.34 per Unit in 1996, $3.06 per Unit in 1995, and $(.20) per Unit in 1994. The increase in net income (loss) per Unit between 1994 and 1995 was primarily due to interest and gain on sale of investments in operating properties received in April 1995 when the properties refinanced their debt. The Partnership's distributions to Limited Partners were $.92 per Unit in 1996, $.77 per Unit in 1995, and $.87 per Unit in 1994. The 1996 dividend distributions to Limited Partners included a return of capital of $.59 per Unit. The 1995 dividend distributions to Limited Partners did not include a return of capital. The entire 1994 dividend distribution to Limited Partners of $.87 per Unit represented a return of capital. Also, all interest received on the Mortgage Loans is currently being recognized as interest income.

     Most of the cash received as interest payments in previous years was not recognized as interest income, rather it was recorded as a reduction of the related investments. Therefore, when the Partnership received the pay offs on the properties, the reduction of the related investment balances, caused a greater amount of the proceeds to be recorded as income in 1995.

     Expenses decreased in 1996 by $167,581 primarily because of the $116,094 mortgage placement fee in 1995 (See Liquidity and Capital Resources.) and a decrease of $30,528 in professional fees. In addition, there was a decrease of $15,962 in management fees and a decrease in mortgage servicing fees of $2,894 caused by drop in mortgage balances being serviced. Other expenses decreased by $2,103 from 1995 to 1996.

     Additionally, under terms of the Partnership agreement, the Partnership is required to reimburse the Managing General Partner for certain operating expenses. In an effort to maintain the yield to the Limited Partners, the Managing General Partner did not charge the Partnership for such expenses through December 31, 1990. In 1996, 1995 and 1994, the Manageing General Partner was reimbursed by the Partnership for $38,656, $29,615, and $31,543 of these expenses, respectively. The Managing General Partner believes that such charges have not adversely affected the current yield to Limited Partners.

     The Partnership's success and the resultant rate of return to Limited Partners will be dependent upon, among other things, (a) the result of the Refinancing and the terms of the repayment of the St. Catherine's, Court House and Findlay Loans, (b) the ability of the Managing General Partner to identify suitable opportunities for the Partnership to reinvest its assets and (c) the ability of the borrowers to pay the current interest, additional interest and principal of the Mortgage Loans.

Item 7.   Financial Statements.




                          Independent Auditors' Report


The Partners
Common Goal Health Care
     Pension and Income Fund L.P. II:

     We have audited the accompanying balance sheets of Common Goal Health Care Pension and Income Fund L.P. II (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1996.
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Common Goal Health Care Pension and Income Fund L.P. II as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                            /s/ KPMG Peat Marwick
                                                ---------------------
Denver, Colorado                                KPMG Peat Marwick LLP
March 31, 1997, except as to
paragraph 3 of Note 5,
which is as of April 4, 1997

COMMON GOAL HEALTH CARE
PENSION AND INCOME FUND L.P. II
(a limited partnership)

Balance Sheets

December 31, 1996 and 1995
--------------------------------------------------------------------------------


                                                           1996           1995
                                                           ----           ----
Assets

Cash and cash equivalents ........................     $3,464,102      3,774,001
Accrued interest receivable ......................         11,088         12,254
Due from affiliates ..............................          2,205           --
Mortgage loans receivable (notes 2 and 3) .......        450,590        450,590
                                  -     -                 -------        -------

                                                       $3,927,985      4,236,845
                                                       ==========      =========

Liabilities and Partners' Capital

Accrued expenses .................................     $     --            7,422

Due to affiliates ................................           --              491
Deferred revenue (note 3) ........................        400,000        400,000
                       -                                  -------        -------
    Total liabilities ............................        400,000        407,913

Partners' capital (note 5):
  General partners ...............................         34,838         30,299
  Limited partners ...............................      3,493,147      3,798,633
                                                        ---------      ---------
    Total partners' capital ......................      3,527,985      3,828,932
                                                        ---------      ---------
Commitments and contingencies (note 3)

                                                       $3,927,985      4,236,845
                                                       ==========      =========


See accompanying notes to financial statements.

COMMON GOAL HEALTH CARE
PENSION AND INCOME FUND L.P. II
(a limited partnership)

Statements of Operations

Years ended December 31, 1996, 1995 and 1994
--------------------------------------------------------------------------------


                                                          1996         1995          1994
                                                          ----         ----          ----
Revenues:
  Interest income ................................   $  268,703      261,614        12,670

  Gain on sale of investments in
operating properties .............................         --      1,632,719          --
                                                        -------    ---------       -------

                                                        268,703    1,894,333        12,670
Expenses:
  Professional fees ..............................       20,705       51,233        13,691
  Fees to affiliates:
    Management ...................................       36,250       52,212        52,212
    Mortgage servicing ...........................        1,126        4,020         9,828
    Mortgage placement fee .......................         --        116,094          --
  Other ..........................................       29,054       31,157        44,123
                                                         ------       ------        ------
                                                         87,135      254,716       119,854
                                                         ------      -------       -------

        Net income (loss) ........................   $  181,568    1,639,617      (107,184)
                                                     ==========    =========      ========

        Net income allocated to general partners .   $    4,539       40,990        (2,680)
        Net income allocated to limited partners .      177,029    1,598,627      (104,504)
                                                        -------    ---------      --------
                                                     $  181,568    1,639,617      (107,184)
                                                     ==========    =========      ========


        Net income (loss) per limited partner unit   $      .34         3.06         (0.20)
                                                     ==========         ====         =====

        Weighted average limited partner units
            outstanding ..........................      522,116      522,116       522,116
                                                        =======      =======       =======

  See accompanying notes to financial statements.

COMMON GOAL HEALTH CARE
PENSION AND INCOME FUND L.P. II
(a limited partnership)

Statements of Partners' Capital

Years ended December 31, 1996, 1995 and 1994
--------------------------------------------------------------------------------



                                                          Total
                                             General     Limited       Partners'
                                            partners     partners       capital
                                            --------     --------       -------

Balance at December 31, 1993 .........   $    1,989     3,164,894     3,166,883

Net loss .............................       (2,680)     (104,504)     (107,184)

Distributions to limited partners
  ($.87 per unit) ....................         --        (456,637)     (456,637)
                                             -------     --------      --------

Balance at December 31, 1994 .........         (691)    2,603,753     2,603,062

Net income ...........................       40,990     1,598,627     1,639,617

Distributions to limited partners
  ($.77 per unit) ....................         --        (403,747)     (403,747)

Distributions to general partners ....      (10,000)         --         (10,000)
                                            -------      --------       -------

Balance at December 31, 1995 .........       30,299     3,798,633     3,828,932

Net income ...........................        4,539       177,029       181,568

Distributions to limited partners
  ($.92 per unit) ....................         --        (482,515)     (482,515)
                                          ---------      --------      --------

Balance at December 31, 1996 .........   $   34,838     3,493,147     3,527,985
                    === ====             ==========     =========     =========

See accompanying notes to financial statements.

COMMON GOAL HEALTH CARE
PENSION AND INCOME FUND L.P. II
(a limited partnership)

Statements of Cash Flows

Years ended December 31, 1996, 1995 and 1994
--------------------------------------------------------------------------------



                                                              1996          1995            1994
                                                              ----          ----            ----

Cash flows from operating activities:
  Net income (loss) .................................   $   181,568      1,639,617       (107,184)
  Adjustments to reconcile net income
    (loss) to net cash provided by (used in)
    operating activities:
       Gain on sale of investment in operating
          properties ................................          --       (1,632,719)          --
       Decrease (increase) in accrued
          interest receivable .......................         1,166         (8,589)          (925)
       Increase (decrease) in accrued expenses ......        (7,422)         2,682        (69,760)
       Increase (decrease) in due to/from affiliates         (2,696)          --            6,348
       Decrease in deferred revenue .................          --             --           (5,334)
                                                            -------      ---------         ------
            Net cash provided by (used in)
                operating activities ................       172,616            991       (176,855)
                                                            -------            ---       --------

Cash flows from investing activities:
  Return of investment from operating properties ....          --             --           11,107
  Distributions received from operating properties ..          --           67,646        532,684
  Proceeds from sale of investment in operating
    properties ......................................          --        4,005,914           --
                                                                         ---------
            Net cash provided by investing activities          --        4,073,560        543,791
                                                           --------      ---------        -------

Cash flows from financing activities:
  Distributions to partners .........................      (482,515)      (413,747)      (456,637)
                                                           --------       --------       --------
            Net cash used in financing activities ...      (482,515)      (413,747)      (456,637)
                                                           --------       --------       --------

Net increase (decrease) in cash and cash equivalents       (309,899)     3,660,804        (89,701)

Cash and cash equivalents, beginning of year ........     3,774,001        113,197        202,898
                                                          ---------        -------        -------
Cash and cash equivalents, end of year ..............   $ 3,464,102      3,774,001        113,197
                                                        ===========      =========        =======

See accompanying notes to financial statements.

COMMON GOAL HEALTH CARE
PENSION AND INCOME FUND L.P. II
(a limited partnership)

Notes to Financial Statements

December 31, 1996, 1995 and 1994
--------------------------------------------------------------------------------


(1)   Organization and Summary of Significant Accounting Policies

     (a) Organization

          Common Goal Health Care Pension and Income Fund L.P. II (the Partnership), a Delaware Limited Partnership, was formed on May 9, 1989 to invest in and make mortgage loans to third-parties and affiliates involved in health care. Having previously sold more than the specified minimum of 117,650 units ($1,176,500), the Partnership commenced operations on July 2, 1990. The Partnership's offering terminated on January 11, 1992, with the partnership having sold 522,116 units ($5,221,160). There is no active public trading market for the units. At December 31, 1996, there were 413 unit holders.

          The General Partners are Common Goal Capital Group, Inc. II, the Managing General Partner, and Common Goal Limited Partnership II, the Associate General Partner. Under the terms of the Partnership agreement, the General Partners are not required to make any additional capital contributions except under certain limited circumstances upon termination of the Partnership.

          Under the terms of the Partnership agreement, the Partnership reimbursed the General Partners for certain offering and organizational expenses incurred in connection with the issuance and distribution of the units in an amount fixed at 5% of gross offering proceeds. These offering and organizational expenses excluded broker/dealer selling commissions and included accountable due diligence expense reimbursements. Health Care Securities, Inc. (HCS), an affiliate acting as managing dealer, received selling commissions of 8% of the gross offering proceeds on all units sold directly by HCS. Additionally, HCS received a non-accountable expense allowance of 2% of gross proceeds for expenses incurred in connection with the sale of Units, and also received reimbursement of up to .5% of gross proceeds for accountable due diligence expenses. Offering and organization expenses were recorded as a reduction of partners' capital.

     (b) Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                                    F-6                         (Continued)

COMMON GOAL HEALTH CARE
PENSION AND INCOME FUND L.P. II
(a limited partnership)

Notes to Financial Statements
--------------------------------------------------------------------------------



     (b) Continued

          For entities investing in and making mortgage loans to businesses in the health care industry, certain inherent risks may increase the possibility of actual results differing from management's estimates. These inherent risks include, among other things, the following:

          Substantial dependence on revenues derived from reimbursement by the Federal Medicare and state Medicaid programs;

          Government regulation, government budgetary constraints and proposed legislative and regulatory changes; and

          Lawsuits alleging malpractice and related claims.

     (c) Partnership Management Fees and Operating Expenses

          Under the terms of the Partnership agreement, the Partnership is required to pay a quarterly management fee to the Managing General Partner equal to 1% per annum of adjusted contributions, as defined. Additionally, a mortgage and investment servicing fee equal to .25% per annum of the Partnership's outstanding mortgage loan receivable and investment amounts are to be paid to Common Goal Mortgage Company (CGMC), an affiliate of the General Partners.

          Additionally, under the terms of the Partnership agreement, the Partnership is required to reimburse the Managing General Partner for certain operating expenses. In an effort to maintain the yield to the
     Limited Partners, the Managing General Partner did not charge the Partnership for such expenses through December 31, 1990. In 1996, 1995 and 1994, the Managing General Partner charged the Partnership for $38,656, $29,615, and $31,543 of these expenses, respectively. The Managing General Partner believes that such charges have not adversely affected the current yield to Limited Partners.

          Mortgage loans that have virtually the same risk and potential rewards as joint ventures are accounted for and classified as investments in operating properties. The Partnership agreement authorized the payment of a 3% mortgage placement fee to CGMC in connection with the original placement of these mortgage loans. CGMC elected to defer the receipt of the fee until the repayment of the mortgage loans. CGMC was entitled to a mortgage placement fee of up to $127,468 at the time of repayment in



                                    F-7                         (Continued)

COMMON GOAL HEALTH CARE
PENSION AND INCOME FUND L.P. II
(a limited partnership)

Notes to Financial Statements
--------------------------------------------------------------------------------



   (c) Continued

          April 1995, however, as consideration for immediate cash payment, CGMC agreed to a fee of $116,094, representing payment in full. Cash received related to investments in operating properties is recognized as interest income to the extent that such properties have earnings prior to the recognition of the distribution of cash to the Partnership; otherwise, such cash is recorded as a reduction of the related investments.

   (d)  Partnership Allocation of Income and Loss and Distribution

      Net Income and Net Loss
      -------------------------

          Net income (except with respect to a Disposition, as defined, which includes any Partnership transaction not in the ordinary course of its business, including, without limitation, collections of principal payments, equity participation payments, prepayments, prepayment penalties, sales, exchanges, foreclosures or other dispositions of Mortgage Loans held by the Partnership, recoveries of damage awards and insurance proceeds (other than the receipt of subscriptions for Units, all forms of interest payments when due on Mortgage Loans or business or rental interruption insurance proceeds)) and net loss of the Partnership is allocated 97.5% to Limited Partners and 2.5% to the General Partners. Net income arising from a Disposition is allocated 97.5% to Limited Partners and 2.5% to the General Partners to the extent of any negative balances in the capital accounts of the Limited Partners, and then 100% to Limited Partners in an amount necessary to bring the Limited Partners' capital accounts up to an amount equal to their Original Contributions, as defined, which means the amount of $10.00 for each Unit less the return of any amount of uninvested funds returned, as defined, plus the 11.5% preferred cumulative return thereon (less previous distributions to the Limited Partners in payment of such amounts). Remaining net income is allocated 85% to the Limited Partners and 15% to the General Partners.

          Net income (loss) per limited partner unit is computed based on the weighted average limited partner units outstanding for the year divided into the net income (loss) applicable to the Limited Partners.

      Distributions of Cash From Operations
      -------------------------------------

          Distributions of Adjusted Cash From Operations, defined as all receipts of interest payments on Mortgage Loans less cash receipts used to pay operating expenses and to repurchase any Units (Cash Flow) less any amount set aside for the restoration or


                                    F-8                         (Continued)

COMMON GOAL HEALTH CARE
PENSION AND INCOME FUND L.P. II
(a limited partnership)

Notes to Financial Statements




   (d)  Continued

          creation of working capital reserves, are distributed 97.5% to the Limited Partners and 2.5% to the General Partners, and are apportioned quarterly among Limited Partners of record as of the record date declared within 30 days after the end of each quarter and will be paid quarterly. No distributions of Adjusted Cash From Operations with respect to any calendar year are made to the General Partners until the following occurs:

               First, distributions to the Limited Partners equal to the 9% annual cumulative return on their Adjusted Contributions, defined as Original Contributions attributable to a Unit, reduced by the total of cash distributed from Disposition Proceeds and from working capital reserves, for such year (plus any amounts accrued from prior years) have been made to the Limited Partners; and

               Second, payment of all previously subordinated management fees, if any, have been made.

          Thereafter, all previously subordinated amounts payable to the General Partners with respect to their 2.5% interest are paid in full to the extent funds are available, and if not available, are deferred and paid out of Disposition Proceeds, defined as receipts from Dispositions net of related expenses, amounts necessary for the payment of debts and obligations of the Partnership and any amount set aside for working capital reserves. The Partnership has been making distributions to the Limited Partners in excess of the 9% annual cumulative return on Adjusted Contributions, with the exception of the four distributions made during the period October 5, 1994 to October 5, 1995, when the annual cumulative return was reduced to 7.25%.

     Distributions of Disposition Proceeds
     -------------------------------------

          The Managing General Partner has the right to reinvest or distribute all Disposition Proceeds received through the second anniversary of the final closing date and may reinvest disposition proceeds as necessary thereafter to avoid classification as an investment company under the
     Investment   Company  Act  of  1940.   Non-liquidating   distributions   of
     Disposition Proceeds are distributed in the following order of priority, except as otherwise required by law:






                                    F-9                         (Continued)

COMMON GOAL HEALTH CARE
PENSION AND INCOME FUND L.P. II
(a limited partnership)

Notes to Financial Statements
--------------------------------------------------------------------------------



   (d)  Continued

               First, 100% to the Limited Partners until the Limited Partners have received an amount which, when added to prior distributions of Disposition Proceeds and cash from reserves attributable thereto, equals the Original Contributions of the Limited Partners;

               Second, 100% to the Limited Partners until each Limited Partner has received an amount which, when added to all prior distributions to Limited Partners from all sources (including prior distributions in satisfaction of the 9% annual cumulative return but excluding distributions pursuant to above), equals the 11.5% per annum preferred cumulative return on their Adjusted Contributions, (calculated from the first day of the calendar quarter succeeding the quarter in which capital contributions are received);

               Third, 100% to the General Partners until they have been paid 100% of the subordinated portion, if any, of (a) the management fee, if any, and then (b) their 2.5% interest in Adjusted Cash From Operations; and

               Fourth, the remainder, 85% to the Limited Partners and 15% to the General Partners.

          Distribution of liquidation proceeds (defined as the Disposition of the last one-third in principal amount of Mortgage Loans existing on the first day of the sixteenth anniversary of the date of the Prospectus) will be made in accordance with Partners' positive capital account balances, with any excess being distributed in accordance with the order of priority for non-liquidating distributions.

      Dissolution
      -----------

          Since it is the intention of the Managing General Partner to liquidate the Partnership's assets between the tenth and fifteenth years after the final closing date (the "Final Closing Date"), the Managing General Partner will adopt the following procedures to provide for an orderly liquidation: the Managing General Partner intends to confine the Partnership's investment activities to Mortgage Loans with terms ending prior to the end of the tenth anniversary of the final closing date and will try to sell any property the Partnership has acquired by foreclosure or otherwise in an orderly fashion. Any such sales to affiliates of the Partnership or the General Partners would require the




                                   F-10                         (Continued)

COMMON GOAL HEALTH CARE
PENSION AND INCOME FUND L.P. II
(a limited partnership)

Notes to Financial Statements
--------------------------------------------------------------------------------



   (d)  Continued

          approval of a majority of the independent members of the Board of Directors of the Managing General Partner. To the extent that any Mortgage Loans will not mature by their terms prior to the end of such tenth anniversary, it may become necessary to sell such investments. It can be reasonably anticipated that the Partnership may be required to sell such investments for less than their outstanding principal balances as of the date of sale. The Partnership intends to reinvest loan proceeds received only as and if necessary to avoid classification as an investment company under the Investment Company Act of 1940.

          Proceeds from the liquidation will be applied and distributed in the following order:

               First, to the payment of creditors of the Partnership but excluding secured creditors whose obligations will be assumed or otherwise transferred on the liquidation of Partnership assets; and

               Second, after allowance for the expenses of liquidation and the setting up of any reserves for contingencies which the Managing
          General Partner considers necessary, to the General Partners and Limited Partners in proportion to and to the extent of the positive balances in their capital accounts, after net income or loss arising from a Disposition has been allocated, with any excess being distributed in accordance with the order of priority for non-liquidating distributions.

          Notwithstanding anything to the contrary, the Managing General Partner has the right to defer liquidation if, in the opinion of the Managing General Partner, the sale of Partnership assets in liquidation would result in a material underrealization on the Partnership's assets.

   (e)  Allowance for Losses

          An allowance for loan losses is provided, if necessary, at a level which the Partnership's management considers adequate based upon an evaluation of known and inherent risks in the loan portfolio. There was no allowance for losses necessary at December 31, 1996 and 1995.






                                   F-11                         (Continued)

COMMON GOAL HEALTH CARE
PENSION AND INCOME FUND L.P. II
(a limited partnership)

Notes to Financial Statements
--------------------------------------------------------------------------------



(1) Continued

  (f)   Federal Income Taxes

          No provision for federal income taxes has been recorded as the liability for such taxes is that of the partners rather than the Partnership.

  (g)   Cash and Cash Equivalents

          The Partnership classifies all short-term investments with maturities of three months or less at the date of purchase as cash equivalents. At December 31, 1996 and 1995, cash equivalents primarily consist of money market securities.

  (h)   Reclassifications

          Certain 1995 and 1994 amounts have been reclassified to conform with the 1996 presentation.

(2)  Mortgage Loans Receivable

     At December 31, 1996 and 1995, the mortgage loans receivable included $50,590, representing the Partnership's participation in a $1,618,254 second mortgage loan made by an affiliated limited partnership. The loan, which is secured by two nursing home facilities in Pennsylvania, bears interest at a rate of 13.7% per annum and provides for the payment of participation interest based on the increase in the fair value of the properties at maturity or redemption of the loan or pursuant to any sale of the facilities. Participation interests are recorded as revenue when they are determinable, generally at maturity or redemption of the loan or pursuant to any sale of the facilities. The loan also provides for the payment of additional interest based upon the gross revenues of the facilities. The entire principal balance is due at the maturity date of January 1, 2000.

     The repayment terms of the mortgage loans accounted for as investments in affiliated operating properties (note 3) resulted in new second mortgage loans on the St. Catherine's Facilities totaling $400,000 at December 31, 1996 and 1995. These new second mortgage loans are appropriately classified as mortgage loan receivables as they do not contain virtually the same risk and potential rewards as joint ventures.





                                   F-12                         (Continued)

COMMON GOAL HEALTH CARE
PENSION AND INCOME FUND L.P. II
(a limited partnership)

Notes to Financial Statements
--------------------------------------------------------------------------------


(2)  Continued

  A summary of mortgage loan receivable activity for the years ended December 31, 1996,
  1995 and 1994 is as follows:
  Balance at December 31, 1993               $  50,590
     Repayments during 1994                          -
                                                ------


  Balance at December 31, 1994                  50,590
     Mortgage loans made during 1995           400,000
                                ----           -------
  Balance at December 31, 1995 and 1996       $450,590
                                              ========

  There were no mortgage loans made or repayments received during the year ended December 31, 1996.


          The fair value of the Partnership's mortgage loans receivable differed from the carrying value of the mortgage loans receivable as follows:

                                    Carrying        Fair
                                     Value          Value
                                     -----          -----

  December 31, 1996             $  450,590        454,859
  December 31, 1995                450,590        456,010

         The Partnership estimates the fair value of its mortgage loans receivable by discounting future cash flows using an appropriate interest rate.

          The carrying amounts at December 31, 1996 and 1995 for cash and cash equivalents, accrued interest receivable, due from and to affiliates, and accrued expenses approximated their fair values due to the short maturity of these instruments.


(3)  Investments in Operating Properties

          The Partnership made and funded three mortgage loans to affiliated entities (the "St. Catherines Loans"). The Partnership's affiliation with these entities is a result of the President and Chief Executive Officer of the Managing General Partner also serving as the President of the entities receiving the loans. The Partnership's mortgage loans to the affiliated entities were related to the operating facilities and were accounted for as investments in operating properties. These mortgage loans were repaid on April 13, 1995 upon refinancing by the owners of their senior debt with an unrelated lender. In connection with the repayment of these mortgage loans the Partnership recognized a gain on sale of investment in operating properties of $1,632,719 in the accompanying statement of operations for
     1995. The refinancing of the senior debt did not provide sufficient proceeds to allow repayment of the participations owing under the St. Catherine's Washington Court House and Findlay Loans (the "SCC Participations") in the total amount of $840,500. The St. Catherine's Washington Court Borrowers repaid the SCC Participations through:

     (i) the issuance of notes in the total amount of $400,000

          (a) bearing an interest rate of 11.00% per annum, which is due quarterly

          (b) maturing on the earlier of the sale or refinancing of the Tiffin, Bloomville, Fostoria, Court House and Findlay Facilities (the "SC Facilities") or the maturity of the senior debt with South Trust (August,
     2000) and








                                   F-13                         (Continued)

COMMON GOAL HEALTH CARE
PENSION AND INCOME FUND L.P. II
(a limited partnership)

Notes to Financial Statements
--------------------------------------------------------------------------------


(3)  Continued

               (c) cross-collateralized by second mortgage liens on the SC Facilities; and

          (ii) the issuance of a contingent payment obligation by St. Catherine's of Seneca, Inc. in the amount of $202,500 and a contingent payment obligation by St.Catherine's Care Centers of Fostoria, Inc. in the amount of $238,000 (collectively, the "CPOs")

               (a) bearing an interest rate of 11% per annum, which is due quarterly

               (b) maturing on the earlier of the sale or refinancing of the SC Facilities or the maturity of the senior debt with South Trust (August, 2000).

     The CPOs provide that interest is payable on a current basis provided that the debt service coverage ratios on each of the SC Facilities is 1.2 to 1.0. In the event these debt service coverage ratios are not maintained, the interest shall accrue until the debt service coverage ratio is at least 1.2 to 1.0 or maturity. The CPOs further provide that principal is payable only to the extent that upon a resale or refinancing of the SC Facilities, there are sufficient proceeds to repay the senior debt and the amounts owing under the CPOs. The CPOs are being assumed by an affiliated entity, Will Care of Ohio, Inc., and will be secured, to the extent they become payable and are not paid, by a pledge of 30 shares of St. Catherine's of Seneca, Inc. common stock.

     In accordance with FASB Statement of Standards No. 66, "Accounting for Sales of Real Estate," the $840,500 participation was not recognized as income during 1995. The Partnership has recorded $400,000 of the participation amount, related to the mortgage loan receivable, as deferred revenue, and the interest thereon will be recognized as it is earned. Due to the contingent nature of the $440,500 due to the Partnership related to the CPOs, such amount has not been recorded as an asset of the Partnership and the participation income and interest earned on the CPOs will be recognized only when received. Interest received by the Partnership relating to the CPOs amounted to $48,455 and $22,609 for the years ended December 31, 1996 and 1995.






                                   F-14                         (Continued)

COMMON GOAL HEALTH CARE
PENSION AND INCOME FUND L.P. II
(a limited partnership)

Notes to Financial Statements
--------------------------------------------------------------------------------


(3)  Continued

     A summary of activity in investments in operating properties for the years ended December 31, 1996, 1995 and 1994 is as follows:

  Balance at December 31, 1993                            $ 2,984,632
     Additional investments in operating properties           (11,107)
     Distributions from operating properties                 (532,684)
                                                             --------
  Balance at December 31, 1994                              2,440,841
     Distributions from operating properties               (2,440,841)
                                                           ----------
  Balance at December 31, 1995 and 1996                   $         -
                                                           ==========

     There were no additional investments in or distributions from operating properties during the year ended December 31, 1996 and 1995.

(4)  Federal Income Tax Information (Unaudited)

     The following reconciles net income (loss) for financial reporting purposes to net income (loss) for federal income tax purposes for the years ended
December 31,:

                                                            1996         1995          1994
                                                            ----         ----          ----
  Net income (loss) per financial statements .......   $  181,568    1,639,617      (107,184)
  Differences due to income (expense) recognized for
    federal income tax purposes but not for
    financial statement purposes ...................         --       (681,212)      935,150
                                                         --------     ---------      --------

Net income (loss) for
    federal income tax purposes ....................   $  181,568      958,405       827,966
                                                       ==========      =======       =========

COMMON GOAL HEALTH CARE
PENSION AND INCOME FUND L.P. II
(a limited partnership)

Notes to Financial Statements
--------------------------------------------------------------------------------


(5) Subsequent Events

     On January 8, 1997, the Partnership declared and paid a distribution of $121,399 ($.23 per unit) to Limited Partner unitholders of record at December 15, 1996.

     On March 13, 1997 the Managing General Partner approved a loan of approximately $400,000 to St. Catherine's Care Center of Tiffin, Inc., St. Catherine's Care Center of Bloomville, Inc., St. Catherine's Care Center of Washington Court House, Inc., St. Catherine's Care Center of Fostoria, Inc. and St. Catherine's Care Center of Findlay, Inc., affiliates of the Managing General Partner. It is estimated that the loan will bear interest at the rate of 13% per annum and will mature five years after the date of the loan. The Partnership has not yet funded this loan.

     On April 4, 1997, the Partnership declared and paid a distribution of $119,085 ($.23 per unit) to Limited Partner unitholders of record at March 15, 1997. Additionally, a return of principal to the Limited Partners of $250,000 ($.48 per unit) was also declared and paid by the Partnership on April 4, 1997.

     Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

                                    PART III

     Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

     The Partnership does not have directors or officers. The following is a list of the officers and directors of the Managing General Partner as of March 31, 1997:

   Name                            Age       Position

   Albert E. Jenkins III           50        Chairman of the Board, Chief Exec-
                                             utive Officer, President and
                                             Director

   Richard R. Wood                 74        Secretary and Treasurer

   William E. Jasper               81        Director

   Rev. Terry A. Steinhauer Sr.    40        Director

   Linda Robison                   50        Director

     Albert E. Jenkins III is the President and Chief Executive Officer of the Managing General Partner and Common Goal Mortgage Company. Mr. Jenkins also serves on the boards of directors of the above-referenced corporations. Mr. Jenkins is a co-general partner of Common Goal Limited Partnership II, the Associate General Partner, and Common Goal Management Company. In 1986, Mr. Jenkins formed Common Goal Capital Group, Inc. to act as the corporate general partner of Common Goal I. That partnership successfully raised $19,129,110 from 1,533 investors and placed seven mortgages in six states secured by 13 facilities. Mr. Jenkins is also President, Chief Executive Officer and a director of St Catherine's of Seneca, Inc., St Catherine's Care Center of Tiffin, Inc., St Catherine's Care Center of Bloomville, Inc. and St. Catherine's Care Centers of Fostoria, Inc. In addition, Mr. Jenkins is President and a director of St. Catherine's Health Care Management, Inc., St. Catherine's Care Center of Washington Court House, Inc. and St Catherine's Care Center of
Findlay, Inc. He is also president and sole director and shareholder of HealthCare Securities, Inc. which served as the Managing Dealer for the distribution of limited partner interests. Mr. Jenkins has been a licensed securities salesman since 1971 and an investment advisor registered under the Investment Advisers Act of 1940 since 1978.

     William E. Jasper, Jr. is a director of Common Goal Capital Group, Inc. II and has been a member of the Board of Directors of Madison Square Federal Savings Bank since 1964. Prior to 1980, when Mr. Jasper retired, he had served as president of a multi-line insurance agency and brokerage. Mr. Jasper is a Deputy Regional Director for a fraternal organization that is dedicated to the Maryland Special Olympics which provides health-care training and specialized sports for the mentally handicapped. Mr. Jasper attended Baltimore City College and has taken numerous extended courses at Loyola College and Johns Hopkins University in real estate, appraisals, inspections, financial planning, mortgages and management.

     Richard R. Wood, is a general partner of Common Goal Limited Partnership II and a former director and officer of the Managing General Partner. Mr. Wood is also a director of Common Goal Capital Group, Inc. and a general partner of Common Goal Limited Partnership I, which is a general partner of Common Goal I, a publicly-held limited partnership with investment objectives substantially identical to those of the Partnership, each of which was formed in 1986. Mr. Wood is president, a director and owner, along with his brother R. Norman Wood, of Renwood Properties, Inc. Mr. Wood has, either individually or together with or through Renwood, sponsored thirty-one prior private limited partnerships which have acquired real estate. These partnerships have raised approximately $30,762,525, with approximately 81% of the properties acquired being government-subsidized low income housing projects for families and the elderly and handicapped. In addition, Mr. Wood is also a controlling shareholder of Renwood, Inc. and several of the Renwood companies, which act as co-general partners of certain of the above-referenced syndications. Mr. Wood received a B.A. from Harvard University in 1943 and attended Massachusetts Institute of Technology from 1947-1948.

     Rev. Terry A. Steinhauer Sr. is a director of Common Goal Capital Group, Inc. II. He is the founder and Senior Pastor of Fostoria New Covenant Church Inc. an independent congregation established in 1984. He is a duly ordained and licensed minister with the State of Ohio. Rev. Steinhauer is also the president of the board of directors for the Fostoria Bureau of Concern, a referral agency affiliated with the Red Cross, United Way, Senior Citizens Center, Meals on Wheels, Sharing Kitchen and Habitat for Humanity. He is also a board member for Bettsville Local School District where he serves as the Legislative Liaison for the Ohio School Boards Association, in addition to the Technology and Strategy Planning Committees. Rev. Steinhauer is also a member and former editor of the Northwest Ohio Christian Writer's Group. He is also presently a member of the Advisory Board of St. Catherine's of Fostoria where is has consistently ministered for the last 19 years. He is a member of the Fostoria Chamber of Commerce and has been actively involved with the Gideons, the Fostoria Ministerial Association, Habitat for Humanity, and the Fostoria Framework for Progress Committee.

     Linda Robison, is a director of Common Goal Capital Group, Inc. II. Ms. Robison is an attorney and practices primarily in the areas of corporate transactions, corporate finance, tax, estate planning and real estate. She represents such industries as manufacturing, health care, construction, retail, distribution, and computer software. Ms. Robison has been admitted to the Bar in Massachusetts, Illinois, and Florida. She is a member of the American Bar Association, and the U.S. Tax Court, and past chair of the ABA Small Business Committee's subcommittee on corporate tax. She has published articles in the Practical Tax Lawyer, Securities & Commodities Regulation, Smith's Review-Federal, Estate and Gift Taxation, Taxation for Lawyers, and a Matthew Bender treatise on real estate transactions. She earned her undergraduate degree from the University of Georgia where she attained a B.S. in psychology and graduated cum laude and Phi Beta Kappa. Ms. Robison has a L.L.M. in taxation from Boston University. She is a co-founder and director of a wholesaler of sportswear, and a co-founder and director of a firm which finishes plastic parts for the computer and automotive industries. From 1983 to 1990 she was a Partner and Board Member of the Chicago based firm of Sachnoff & Weaver. She is the immediate Past-President and Chairman of U.S. Committee for UNICEF/Chicago; a past President and Board Member of the Chicago Finance Exchange; and the Treasurer and Board Member of Chicago Midwest Women's Center. In addition she has served on the Advisory Board of YMCA; Board Member of Women in Management and a member of Business and Professional Women's Board.

Item 10.  Executive Compensation.

     The Partnership has no executive officers or directors. The Partnership is not required to pay the officers and directors of the General Partners any current nor any proposed compensation in such capacities. However, the Partnership is required to pay certain fees, make distributions and allocate a share of the profits or losses of the Partnership to the General Partners as described under the caption "Management Compensation" on pages 8 through 11 of the Partnership's Prospectus, which description is incorporated herein by reference. Set forth below are the fees, compensation and other reimbursements paid or accrued to the Managing General Partner and its Affiliates for the year ended December 31, 1996.

                                    Capacities in
                                  Which Compensation
Name of Affiliate                   was Received         Remuneration
-----------------                   ------------         ------------
Managing General Partner           Management fee         $36,250

Common Goal Mortgage               Mortgage loan          $ 1,126
Company                            servicing fees


No form of non-cash remuneration was paid by the Partnership.

     For further information on compensation paid to Common Goal and its Affiliates, see "Management Compensation" on pages 8-11 of the Prospectus.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The Partnership, as an entity, does not have any directors or officers. The following is information concerning Unit ownership as of March 31, 1997.

     To the best knowledge of the Partnership, no person owns more than 5% of the outstanding Units. Messrs. Jenkins and Wood each own less than 1% of the total outstanding Units and all officers and directors of the Managing General Partner, as a group, own less than 1% of the total outstanding Units. No other officer or director of the Managing General Partner owns any Units.

Item 12.  Certain Relationships and Related Transactions.

     The Partnership made and funded three Mortgage Loans (the St. Catherine's Loan, the Court House Loan and the Findlay Loan) to affiliated entities. In connection with these Mortgage Loans, the Partnership obtained the opinion of an independent third party that the terms and conditions of the respective loans were fair and at least as favorable to the Partnership as a loan to an unaffiliated party in similar circumstances. See "Management's Discussion and Analysis or Plan of Operation" for further information regarding the repayment and refinancing of these Mortgage Loans. The Partnership has made an additional loan to an unaffiliated party through a joint venture with Common Goal I, an affiliated, publicly-offered limited partnership with similar investment objectives (the Joint Venture Loan). For further information concerning those Mortgage Loans, see "Item 1. Description of Business."

     The Partnership engages the services of Common Goal Mortgage Company, an affiliate of the General Partners, in connection with servicing Mortgage Loans for which Common Goal Mortgage Company generally is paid a fee by the borrower. See "Item 10. Executive Compensation," for the information concerning such fees.

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K.

   (a) (1)     Financial Statements

          The response to this portion of Item 13 is submitted as a separate section of this report, commencing on page F-1.

       (2)     Financial Statement Schedules

       Not applicable.

       (3)     Exhibits

       See response to Item (c), below.

   (b) Reports on Form 8-K

          The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1996.

   (c) Exhibits

   The following exhibits are included herein or incorporated by reference:

   Number
   ------

   3           (a)  Amended  and  Restated  Limited  Partnership   Agreement  of
          Registrant dated as of December 6, 1989 (incorporated by reference from Exhibit 3.1, included in Registrant's Form S-11 Registration Statement S.E.C. File No. 33-31358).

   3          (b) Pages 8-11 of the Registrant's final Prospectus dated January
          12, 1990, as filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

   (d) Financial Statement Schedules

       Not applicable.

                                SIGNATURES
                                ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COMMON GOAL HEALTH CARE PENSION AND
                              INCOME FUND L.P. II

                              By:  Common Goal Capital Group, Inc., II,
                                   General Partner

                              By:  /s/ Albert E. Jenkins
                                   --------------------------
                                   Albert E. Jenkins III
                                   Chairman and Chief Executive Officer
Date: April 14, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Name                       Position       Date

/s/ Albert E. Jenkins         Chairman (Principal      April 14, 1997
Albert E. Jenkins III         Executive Officer),
                              President, Principal
                              Financial and
                              Accounting Officer
                              and Director of
                              Managing General
                              Partner

/s/ William E. Jasper, Jr.    Director of Managing     April 14, 1997
---------------------------
William E. Jasper, Jr.        General Partner

/s/ Richard R. Wood           Director of Managing     April 14, 1997
--------------------------
Richard R. Wood               General Partner

/s/ Terry Steinhauer          Director of Managing     April 14, 1997
--------------------------
Terry Steinhauer              General Partner

/s/ Linda Robison             Director of Managing     April 14, 1997
--------------------------
Linda Robison                 General Partner
     (A Majority of the Board of Directors of the Managing General Partner)

                                SIGNATURES
                                ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COMMON GOAL HEALTH CARE PENSION AND
                              INCOME FUND L.P. II

                              By:  Common Goal Capital Group, Inc., II,
                                   General Partner

                              By:
                                   --------------------------
                                   Albert E. Jenkins III
                                   Chairman and Chief Executive Officer
Date: April 14, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Name                       Position       Date

_____________________         Chairman (Principal      April 14, 1997
Albert E. Jenkins III         Executive Officer),
                              President, Principal
                              Financial and
                              Accounting Officer
                              and Director of
                              Managing General
                              Partner

                              Director of Managing     April 14, 1997
---------------------------
William E. Jasper, Jr.        General Partner

                              Director of Managing     April 14, 1997
--------------------------
Richard R. Wood               General Partner

                              Director of Managing     April 14, 1997
--------------------------
Terry Steinhauer              General Partner

                              Director of Managing     April 14, 1997
--------------------------
Linda Robison                 General Partner
     (A Majority of the Board of Directors of the Managing General Partner)