Form 10QSB
period 1997-03-31
COMMON GOAL HEALTH CARE PENSION & INCOME FUND L P II
filed 1997-05-14
CIK 856136

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB



(Mark One)

     (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Quarterly period ended March 31, 1997


     ( )  Transition Report Under Section 13 or 15(d) of the Exchange Act
          For the Transition period from _______________ to _________________

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


                                 215 Main Street
                            Penn Yan, New York 14527
                            ------------------------
                    (Address of principal executive offices)


                                 (315) 536-5985
                                 --------------
                           (Issuer's telephone number)


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
                             (A Limited Partnership)

                                 Balance Sheets

                                                          March 31,   March 31,
                                                            1997        1996
                                                        (Unaudited)  (Unaudited)
                                                        -----------  -----------
                                  Assets
                                  ------

Current Assets

     Cash and cash equivalents .......................   $3,404,985   $3,684,150
     Due from affiliates .............................        3,170       11,277
     Accrued interest receivable .....................       22,961         --
                                                             ------    ---------
          Total current assets .......................    3,431,116    3,695,427

Mortgage loans receivable ............................      450,590      450,590
                                                            -------      -------

Total Assets .........................................   $3,881,706   $4,146,017
                                                         ==========   ==========

                     Liabilities and Partners' Capital
                     ---------------------------------
Current Liabilities

     Accounts payable and accrued expenses ...........   $    7,226   $    3,626
     Due to affiliates ...............................        8,852        1,517
     Deferred revenue ................................      400,000      400,000
                                                            -------      -------
          Total Current Liabilities ..................      416,078      405,143

Partners' capital:
     General partner .................................       49,598       31,099
     Limited partner .................................    3,416,030    3,709,775
                                                          ---------    ---------
Total partners' capital ..............................    3,465,628    3,740,874
                                                          ---------    ---------
Total Liabilities and Partners' Capital ..............   $3,881,706   $4,146,017
                                                         ==========   ==========

See accompanying notes

          COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                          (A Limited Partnership)

                          Statements of Earnings
                                (Unaudited)

                                                 THREE MONTHS ENDED
                                               March 31,       March 31,
                                                 1997            1996
                                                 ----            ----
Income

     Interest ..........................       $ 76,200       $ 68,161
     Miscellaneous income ..............           --             --
                                                -------        -------
        TOTAL INCOME ...................         76,200         68,161

Expenses

     Professional fees .................          5,869         12,676
     Fees to affiliates:
      Management .......................          8,570         13,053
      Mortgage Servicing ...............            282            281
     Other .............................          2,437         10,158
                                                  -----         ------
        TOTAL EXPENSES .................         17,158         36,168
                                                 ------         ------

     NET EARNINGS ......................       $ 59,042       $ 31,993
                                               ========       ========

Net earnings per limited
 partner unit ..........................       $    .11       $    .06
                                               ========       ========

Weighted average limited ...............        522,116        522,116
                                                =======        =======
 partner units outstanding

See accompanying notes.

                      COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                                      (A Limited Partnership)

                                  Statements of Partners' Capital
                                            (Unaudited)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,

                                                                 1997                                        1996
                                                                 ----                                        ----

                                                                               TOTAL                                       TOTAL
                                                   GENERAL     LIMITED        PARTNERS'       GENERAL      LIMITED        PARTNERS'
                                                   PARTNERS    PARTNERS       CAPITAL         PARTNERS     PARTNERS       CAPITAL
                                                   -----------------------------------     ---------------------------------------
Balance at beginning of period .............   $    34,838   $ 3,493,147    $ 3,527,985    $    30,299   $ 3,798,633   $ 3,828,932

Net earnings ...............................        14,760        44,282         59,042            800        31,193        31,993

Unclaimed distributions ....................          --            --             --             --             358           358

Cash distributions to partners .............          --        (121,399)      (121,399)       (     -)     (120,409)     (120,409)
                                                   -------      --------       --------        -            --------      --------

Balance at end of period                           $49,598    $3,416,030    $ 3,465,628    $    31,099    $ 3,709,775  $ 3,740,874
                                                   =======    ==========    ===========    ===========    ===========  ===========

See accompanying notes.

          COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                          (A Limited Partnership)

                         Statements of Cash Flows
                                (Unaudited)

                                                                THREE MONTHS ENDED
                                                                ------------------
                                                              MARCH 31,       MARCH 31,
                                                                1997            1996
                                                                ----            ----
Cash flows from operating activities:
     Net earnings .....................................   $    59,042     $    31,993

     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
          Decrease (increase) in due from affiliates ..          (965)           --
          Decrease (increase) in interest receivable ..       (11,873)            977
          Increase (decrease) in accounts payables
            and accrued expenses ......................         7,226          (3,796)
          Increase (decrease) in due to affiliates ....         8,852           1,026
                                                                -----           -----
              Net cash provided by operating activities        62,282          30,200
                                                               ------          ------

Cash flows from investing activities:
     Proceeds from sale of investment
          in operating properties .....................          --              --
     Distribution received from operating
          properties ..................................          --              --
                                                              -------        --------
             Net cash used in investing activities ....          --              --
                                                              -------        --------

Cash flows from financing activities:
     Unclaimed distributions ..........................          --               358
     Distributions to limited partners ................      (121,399)       (120,409)
                                                             --------        --------
            Net cash used in financing activities .....      (121,399)       (120,051)
                                                             --------        --------

Net increase (decrease) in cash and cash equivalents: .       (59,117)        (89,851)

Cash and cash equivalents, beginning of period ........     3,464,102       3,774,001
                                                            ---------       ---------

Cash and cash equivalents, end of period ..............   $ 3,404,985     $ 3,684,150
                                                          ===========     ===========

See accompanying notes.

                             COMMON GOAL HEALTH CARE
                         PENSION AND INCOME FUND L.P. II
                             (A Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)
                                 March 31, 1997


(1)  Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------

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

          The accompanying unaudited financial statements as of and for the three months ended March 31, 1997 and 1996 are the representation of management and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations of the Partnership. All such adjustments are normal and recurring.

(2)  Mortgage Loan Receivable
     ------------------------

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

          The principal balances outstanding for these loans as of March 31, 1997 were as follows:

Joint Venture Loan ..........   $ 50,590
St. Catherine's of Tiffin ...     51,500
St. Catherine's of Bloomville     36,000
St. Catherine's of Fostoria .    102,000
St. Catherine's of Findlay ..    142,500
St. Catherine's of Washington
Court House .................     68,000
                                  ------
                                $450,590
                                ========

          On March 13, 1997 the Managing General Partner approved a loan of approximately $400,000 to St. Catherine's Care Center of Tiffin, Inc., St. Catherine's Care Center of Bloomville, Inc., St. Catherine's Care Center of Washington Court House, Inc., St. Catherine's Care Center of Fostoria, Inc. and St. Catherine's Care Center of Findlay, Inc., affiliates of the Managing General Partner. It is estimated that the loan will bear interest at the rate of 13% per annum and will mature five years after the date of the loan. The Partnership has not yet funded this loan. (3) Distribution

          On January 8, 1997, the Partnership declared and paid a distribution of $121,399 ($.23 per unit) to Limited Partner unitholders of record at December 15, 1996.


(4)  Subsequent Events
     -----------------

          On April 4, 1997, the Partnership declared and paid a distribution of $119,085 ($.23 per unit) to Limited Partner unitholders of record at March 15, 1997. Additionally, a return of principal to the Limited Partners of $250,000 ($.48 per unit) was also declared and paid by the Partnership on April 4, 1997.

Item 2. Managements Discussion and Analysis or Plan of Operations.
        ----------------------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

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

          Partnership assets decreased from $3,927,985 at December 31, 1996 to $3,881,706 at March 31, 1997. The decrease of $46,279 resulted primarily from cash distributions on January 8, to the Limited Partners that was offset by net earnings for the period. As of March 31, 1997 the Partnership's loan portfolio consisted of six mortgage loans, the aggregate outstanding principal balance of which was $450,950.

          The Partnership has structured its Mortgage Loans to provide for payment of quarterly distributions from investment income. The interest derived from the Mortgage Loans, repayments of Mortgage Loans and interest earned on short-term investments contribute to the Partnership's liquidity. These funds are used to make cash distributions to Limited Partners, to pay normal operating expenses as they arise and, in the case of repayment proceeds, may, subject to certain exceptions, be used to make additional Mortgage Loans.

          The Partnership intends to maintain working capital reserves equal to approximately 2% of gross proceeds of the offering (approximately $104,423 at December 31, 1996 and at March 31, 1997), an amount which is anticipated to be sufficient to satisfy liquidity requirements. The Managing General Partner continues monitoring of the level of working capital reserves.

    Results of Operations
    ---------------------

          The Partnership commenced operations July 2, 1990, and funded its first Mortgage Loan in November 1990. As of June 30, 1991, the Partnership had completed its portfolio of Mortgage Loans. The interest earned on these investments has stabilized on a tax accounting basis. Accordingly, the General Partners expect the Partnership's earnings to remain relatively constant.

          During the quarters ended March 31, 1997 and 1996, the Partnership had net earnings of $59,042 and $31,993, based on total revenue of $76,200 and $68,161 and total expenses of $17,158 and $36,168. For the three months ended March 31, 1997 and 1996, the net earnings per limited partner unit was $.11 and $.06, respectively. The remaining Mortgage Loans were current as to regular interest as of March 31, 1997.

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


             Common Goal Health Care Pension and Income Fund L.P. II
                                  (Registrant)



                              By:  Common Goal Capital Group, Inc.,
     Managing General Partner



DATED: May 15, 1997             /s/Albert E. Jenkins, III
                                   ----------------------------------
                                   Albert E. Jenkins, III
                                   President, Chief Executive Officer
                                   and Acting Chief Financial Officer