Form 10QSB
period 1997-06-30
COMMON GOAL HEALTH CARE PENSION & INCOME FUND L P II
filed 1997-08-14
CIK 856136

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB



(Mark One)
     (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Quarterly period ended June 30, 1997


     ( )  Transition Report Under Section 13 or 15(d) of the Exchange Act
          For the Transition period from  ______________  to  ________________

                         Commission File Number: 0-21604

                              _____________________

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
                             (A Limited Partnership)

                                 Balance Sheets

                                                         June 30,      June 30,
                                                           1997          1996
                                                       (Unaudited)   (Unaudited)
                                                       -----------   -----------

                                     Assets
                                     ------
Current Assets
     Cash and cash equivalents .......................   $2,580,028   $3,614,473
     Due from affiliates .............................         --           --
     Accrued interest receivable .....................       35,221       11,550
                                                             ------       ------
          Total current assets .......................    2,615,249    3,626,023

Mortgage loans receivable ............................      950,590      450,590
                                                            -------      -------

                 Total Assets ........................   $3,565,839   $4,076,613
                                                         ==========   ==========

                     Liabilities and Partners' Capital
                     ---------------------------------

Current Liabilities

     Accounts payable and accrued expenses ...........   $    7,971   $    1,011
     Due to affiliates ...............................       25,980        1,547
     Deferred revenue ................................      400,000      400,000
                                                            -------      -------
          Total Current Liabilities ..................      433,951      402,558

Partners' capital:
     General partner .................................       58,435       32,416
     Limited partner .................................    3,073,453    3,641,639
                                                          ---------    ---------
          Total partners' capital ....................    3,131,888    3,674,055
                                                          ---------    ---------
               Total Liabilities and Partners' Capital   $3,565,839   $4,076,613
                                                         ==========   ==========

See accompanying notes

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                             (A Limited Partnership)

                             Statements of Earnings
                                   (Unaudited)

                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                    June 30,    June 30,     June 30,   June 30,
                                      1997        1996         1997       1996
                                      ----        ----         ----       ----

Income
     Interest .................   $  69,244   $  65,887    $ 145,444   $ 134,048
     Miscellaneous income .....        --          --           --          --
                                   --------     -------     --------    --------
        Total Income ..........      69,244      65,887      145,444     134,048

Expenses

     Professional fees ........      22,575        (800)      28,444      11,876
     Fees to affiliates:
      Management ..............       7,691       5,351       16,261      18,404
      Mortgage Servicing ......         281         282          563         563
     Other ....................       3,353       8,381        5,790      18,539
                                      -----       -----        -----      ------
        Total Expenses ........      33,900      13,214       51,058      49,382
                                     ------      ------       ------      ------

     Net Income ...............   $  35,344   $  52,673    $  94,386   $  84,666
                                  =========   =========    =========   =========

Net earnings per limited
 partner unit .................   $     .07   $     .10    $     .18   $     .16
                                  =========   =========    =========   =========

Weighted average limited ......     522,116     522,116      522,116     522,116
 partner units outstanding          =======     =======      =======     =======


See accompanying notes.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                             (A Limited Partnership)

                         Statements of Partners' Capital
                                   (Unaudited)

                                                                      SIX MONTHS ENDED
                                                                           JUNE 30,

                                                   1997                                       1996
                                     --------------------------------------   -----------------------------------------
                                                                  TOTAL                                      TOTAL
                                     GENERAL      LIMITED       PARTNERS'       GENERAL      LIMITED       PARTNERS'
                                     PARTNERS     PARTNERS       CAPITAL        PARTNERS     PARTNERS       CAPITAL
                                     --------------------------------------   -----------------------------------------

Balance at beginning of period   $    34,838   $ 3,493,147    $ 3,527,985    $    30,299   $ 3,798,633   $ 3,828,932

Net income ...................        23,597        70,790         94,387          2,117        82,549        84,666

Unclaimed distributions ......          --            --             --             --             945           945

Cash distributions to partners          --        (490,484)      (490,484)       (    -)      (240,488)     (240,488)
                                     -------      --------       --------        -            --------      --------

Balance at end of period .....   $    58,435   $ 3,073,453    $ 3,131,888    $    32,416   $ 3,641,639   $ 3,674,055
                                 ===========   ===========    ===========    ===========   ===========   ===========

See accompanying notes.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                             (A Limited Partnership)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                   SIX MONTHS ENDED
                                                                   -------------------
                                                              JUNE 30,         JUNE 30,
                                                                1997              1996
                                                                ----              ----
Cash flows from operating activities:
     Net income .......................................   $    94,386       $    84,666

     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
          Decrease (increase) in due from affiliates ..         2,205              --
          Decrease (increase) in interest receivable ..       (24,133)              704
          Increase (decrease) in accounts payables
            and accrued expenses ......................         7,972            (6,411)
          Increase (decrease) in due to affiliates ....        25,980             1,056
                                                               ------             -----
              Net cash provided by operating activities       106,410            80,015
                                                              -------            ------

Cash flows from investing activities:
     Proceeds from sale of investment
          in operating properties .....................          --                --
     Distribution received from operating
          properties ..................................          --                --
             Net cash used in investing activities ....          --                --
                                                            ---------        ----------
Cash flows from financing activities:
     Loan to affiliates ...............................       500,000              --
     Unclaimed distributions ..........................          --                 945
     Distributions to limited partners ................      (490,484)         (240,488)
                                                             --------          --------
            Net cash used in financing activities .....      (990,484)         (239,543)
                                                             --------          --------

Net increase (decrease) in cash and cash equivalents: .      (884,074)         (159,528)

Cash and cash equivalents, beginning of period ........     3,464,102         3,774,001
                                                            ---------         ---------

Cash and cash equivalents, end of period ..............   $ 2,580,028       $ 3,614,473
                                                          ===========       ===========

                                       5
See accompanying notes.

                             COMMON GOAL HEALTH CARE
                         PENSION AND INCOME FUND L.P. II
                             (A Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)
                                  June 30, 1997


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

     The accompanying unaudited financial statements as of and for the three and six months ended June 30, 1997 and 1996 are the representation of management and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations of the Partnership. All such adjustments are normal and recurring.

(2)  Mortgage Loans Receivable
     -------------------------

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

     The principal balances outstanding for these loans as of June 30, 1997 were as follows:

Joint Venture Loan ..........   $ 50,590
St. Catherine's of Tiffin ...     51,500
St. Catherine's of Bloomville     36,000
St. Catherine's of Fostoria .    102,000
St. Catherine's of Findlay ..    142,500
St. Catherine's of Washington
Court House .................     68,000
                                  ------
                                $450,590
                                ========

     On March 13, 1997 the Managing General Partner approved a loan of $425,000 to St. Catherine's Care Center of Tiffin, Inc., St. Catherine's Care Center of Bloomville, Inc., St. Catherine's Care Center of Washington Court House, Inc., St. Catherine's Care Center of Fostoria, Inc. and St. Catherine's Care Center of Findlay, Inc., (collectively, "St Catherine's Care Centers") affiliates of the Managing General Partner and to be secured by mortgages on the real properties owned by each of the foregoing, said mortgages being subordinated to senior indebtedness in the amount of $10,650,000 held by South Trust Bank of Alabama, N.A. and indebtedness of the Partnership in the amount of $400,000. The loan will bear interest at the rate of 13% per annum and will mature August 31, 2000. The Partnership funded this loan on April 10, 1997. On June 18, 1997, the Partnership funded an additional $75,000 loan to St. Catherine's Care Centers.

(3)  Distributions
     -------------

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


(4)  Subsequent Events
     -----------------

     On July 4, 1997, the Partnership declared and paid a distribution of $115,903 ($.22 per unit) to Limited Partner unitholders of record at June 15, 1997.

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

     Partnership assets decreased from $3,927,985 at December 31, 1996 to $2,580,028 at June 30, 1997. The decrease of $1,347,957 resulted primarily from cash distributions on January 8, and April 4, to the Limited Partners and a loan to affiliates that was offset by net earnings for the period. As of June 30, 1997 the Partnership's loan portfolio consisted of seven mortgage loans, the aggregate outstanding principal balance of which was $950,590.

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

     The Partnership intends to maintain working capital reserves equal to approximately 2% of gross proceeds of the offering (approximately $104,423 at December 31, 1996 and at June 30, 1997), an amount which is anticipated to be sufficient to satisfy liquidity requirements. The Managing General Partner continues monitoring of the level of working capital reserves.

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

     During the six months ended June 30, 1997 and 1996, the Partnership had net earnings of $94,386 and $84,666, based on total revenue of $145,444 and $134,048 and total expenses of $51,058 and $49,382. For the six months ended June 30, 1997 and 1996, the net earnings per limited partner unit was $.18 and $.16, respectively. The remaining Mortgage Loans were current as to regular interest as of June 30, 1997. During the three months ended June 30, 1997 and 1996, the Partnership had net earnings of $35,344 and $52,673 based on total revenue of $69,244 and $65,887 and total expenses of $33,900 and $13,214, respectively. For the three months ended June 30, 1997 and 1996, the net earnings per limited partner unit was $.07 and $.10 respectively.

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


             Common Goal Health Care Pension and Income Fund L.P. II
             -------------------------------------------------------
                                  (Registrant)



                              By:  Common Goal Capital Group, Inc.,
                                   Managing General Partner



DATED: August 14, 1997             /s/Albert E. Jenkins, III
                                   -------------------------
                                   Albert E. Jenkins, III
                                   President, Chief Executive Officer
                                   and Acting Chief Financial Officer