Form 10QSB
period 1997-09-30
COMMON GOAL HEALTH CARE PENSION & INCOME FUND L P II
filed 1997-11-14
CIK 856136

--------------------------------------------------------------------------------




                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB



(Mark One)
         (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly period ended September 30, 1997


         ( ) Transition Report Under Section 13 or 15(d) of the Exchange Act For the Transition period from ___________ to ___________

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
                             (A Limited Partnership)

                                 Balance Sheets

                                                                              Sep. 30,     Sep. 30,
                                                                                1997        1996
                                                                             (Unaudited) (Unaudited)
                                                                             ----------- -----------
                                     Assets
                                     ------

Current Assets
         Cash and cash equivalents .......................................   $2,361,008   $3,536,382
         Due from affiliates .............................................         --           --
         Accrued interest receivable .....................................       66,504       11,976
         Other assets ....................................................         --          4,478
                                                                              ---------    ---------
              Total current assets .......................................    2,427,512    3,552,836

Mortgage loans receivable ................................................    1,050,590      450,590
                                                                              ---------    ---------

                         Total Assets ....................................   $3,478,102   $4,003,426
                                                                             ==========   ==========

                                         Liabilities and Partners' Capital

Current Liabilities

         Accounts payable and accrued expenses ...........................   $     --     $     --
         Due to affiliates ...............................................       10,032         --
         Deferred revenue ................................................      400,000      400,000
                                                                                -------      -------
              Total Current Liabilities ..................................      410,032      400,000

Partners' capital:
         General partner .................................................       71,456       33,693
         Limited partner .................................................    2,996,614    3,569,733
                                                                              ---------    ---------
                  Total partners' capital ................................    3,068,070    3,603,426
                                                                              ---------    ---------
                       Total Liabilities and Partners' Capital ...........   $3,478,102   $4,003,426
                                                                             ==========   ==========

See accompanying notes

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                             (A Limited Partnership)

                             Statements of Earnings
                                   (Unaudited)

                                                                    THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                    Sep. 30,   Sep. 30,  Sep. 30,   Sep. 30,
                                                                      1997       1996      1997       1996
                                                                      ----       ----      ----       ----
Income
         Interest .............................................   $ 67,847   $ 69,533   $213,716   $203,581
         Miscellaneous income .................................       --         --         --         --
                                                                    ------     ------    -------    -------
            Total Income ......................................     67,847     69,533    213,716    203,581

Expenses

         Professional fees ....................................      6,783        540     35,226     12,416
         Fees to affiliates:
          Management ..........................................      7,585      8,923     23,846     27,327
          Mortgage Servicing ..................................        656        282      1,220        845
         Other ................................................        978      8,684      6,952     27,224
                                                                       ---      -----      -----     ------
            Total Expenses ....................................     16,002     18,429     67,244     67,812
                                                                    ------     ------     ------     ------

         Net Income ...........................................   $ 51,845   $ 51,104   $146,472   $135,769
                                                                  ========   ========   ========   ========

Net earnings per limited
 partner unit .................................................   $    .10   $    .10   $    .28   $    .26
                                                                  ========   ========   ========   ========

Weighted average limited ......................................    522,116    522,116    522,116    522,116
                                                                   =======    =======    =======    =======
 partner units outstanding

See accompanying notes

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                             (A Limited Partnership)

                         Statements of Partners' Capital
                                   (Unaudited)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,

                                                   1997                                        1996
                                 ------------------------------------------      -----------------------------------

                                                                 TOTAL                                      TOTAL
                                    GENERAL      LIMITED         PARTNERS'       GENERAL     LIMITED        PARTNERS'
                                    PARTNERS     PARTNERS        CAPITAL         PARTNERS    PARTNERS       CAPITAL
Balance at beginning of period   $    34,838   $ 3,493,147    $ 3,527,985    $    30,299   $ 3,798,633   $ 3,828,932

Net income ...................        36,618       109,854        146,472          3,394       132,375       135,769

Unclaimed distributions ......          --            --             --             --             945           945

Cash distributions to partners          --        (606,387)      (606,387)       (  -- )      (362,220)     (362,220)
                                    --------      --------       --------         ------       -------       --------

Balance at end of period .....   $    71,456   $ 2,996,614    $ 3,068,070    $    33,693   $ 3,569,733   $ 3,603,426
                                 ===========   ===========    ===========    ===========   ===========   ===========

See accompanying notes .......

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                             (A Limited Partnership)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                        NINE MONTHS ENDED
                                                                        --------------------
                                                                      SEP. 30,      SEP. 30,
                                                                        1997          1996
                                                                        ----          ----
Cash flows from operating activities:
         Net income ...........................................   $   146,472    $   135,769

         Adjustments to reconcile net earnings to net cash
           provided by operating activities:
                  Decrease (increase) in due from affiliates ..         2,205           --
                  Decrease (increase) in interest receivable ..       (55,416)           278
                  Decrease (increase) in other assets .........          --           (4,478)
                  Increase (decrease) in accounts payables
                    and accrued expenses ......................          --           (7,422)
                  Increase (decrease) in due to affiliates ....        10,032           (491)
                                                                       ------           ----
                      Net cash provided by operating activities       103,293        123,656
                                                                      -------        -------

Cash flows from investing activities:
         Proceeds from sale of investment
                  in operating properties .....................          --             --
         Distribution received from operating
                  properties ..................................          --             --
                                                                      -------        -------
                     Net cash used in investing activities ....          --             --
                                                                      -------        -------
Cash flows from financing activities:
         Loan to affiliates ...................................      (600,000)          --
         Unclaimed distributions ..............................          --              945
         Distributions to limited partners ....................      (606,387)      (362,220)
                                                                     --------       --------
                    Net cash used in financing activities .....    (1,206,387)      (361,275)
                                                                   ----------       --------

Net increase (decrease) in cash and cash equivalents: .........    (1,103,094)      (237,619)

Cash and cash equivalents, beginning of period ................     3,464,102      3,774,001
                                                                    ---------      ---------

Cash and cash equivalents, end of period ......................   $ 2,361,008    $ 3,563,382
                                                                  ===========    ===========

See accompanying notes

                             COMMON GOAL HEALTH CARE
                         PENSION AND INCOME FUND L.P. II
                             (A Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)
                               September 30, 1997


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

          The accompanying unaudited financial statements as of and for the three and nine months ended September 30, 1997 and 1996 are the representation of management and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations of the Partnership. All such adjustments are normal and recurring.

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

          The principal balances outstanding for these loans as of September 30, 1997 were as follows:

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
                                                        ------
                                                      $450,590
                                                      ========

          On March 13, 1997 the Managing General Partner approved a loan of $425,000 (the "St. Catherine's Loan") to St. Catherine's Care Center of Tiffin, Inc., St. Catherine's Care Center of Bloomville, Inc., St. Catherine's Care Center of Washington Court House, Inc., St. Catherine's Care Center of Fostoria, Inc. and St. Catherine's Care Center of Findlay, Inc., (collectively, "St Catherine's Care Centers") affiliates of the Managing General Partner and to be secured by mortgages on the real properties owned by each of the foregoing, said mortgages being subordinated to senior indebtedness in the amount of $10,650,000 held by South Trust Bank of Alabama, N.A. and indebtedness of the Partnership in the amount of $400,000. The loan will bear interest at the rate of 13% per annum and will mature August 31, 2000. The Partnership funded $425,000 of the St. Catherine's loan on April 10, 1997. On June 18, 1997, the Partnership funded an additional $75,000 loan to St. Catherine's Care Centers. On September 23 and September 29, 1997, the Partnership funded an additional $50,000 loan respectively to St. Catherine's Care Centers. As of September 30, 1997 the St. Catherine's loan had an outstanding primary balance of $600,000.

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

(4)      Subsequent Events
         -----------------

          On October 5, 1997, the Partnership declared and paid a distribution of $115,903 ($.22 per unit) to Limited Partner unitholders of record at September 15, 1997. On November 13, 1997, the Managing General Partner ratified an increase in the St. Catherine's Loan to $850,000. The St. Catherine's Loan had an outstanding principal balance of $700,000 as of that date.

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

          The Partnership's Mortgage Loans pay Basic Interest which is payable at higher rates than are being earned on temporary investments and provide for payments of Additional Interest and Participations. The interest derived from the Mortgage Loans and repayments of Mortgage Loans contribute to the Partnership's liquidity. These funds are used to make cash distributions to the Limited Partners, to pay normal operating expenses as they arise and, in the case of repayment proceeds, may, subject to certain exceptions, be used to make additional Mortgage Loans. The movement of funds from Mortgage Loans to short- term investments has increased the Partnership's overall liquidity, but has lowered expected interest income. The Partnership has structured its Mortgage Loans to provide for payment of quarterly distributions to Limited Partners from investment income.

          Partnership assets decreased from $3,927,985 at December 31, 1996 to $3,478,102 at September 30, 1997. The decrease of $449,883 resulted primarily from cash distributions on January 8, April 4, and July 4, to the Limited Partners and loans to affiliates that was offset by net earnings for the period. As of September 30, 1997 the Partnership's loan portfolio consisted of seven mortgage loans, the aggregate outstanding principal balance of which was $1,050,590.

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

          The Partnership intends to maintain working capital reserves equal to approximately 2% of gross proceeds of the offering (approximately $104,423 at December 31, 1996 and at September 30, 1997), an amount which is anticipated to be sufficient to satisfy liquidity requirements. The Managing General Partner continues monitoring of the level of working capital reserves.

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

          During the nine months ended September 30, 1997 and 1996, the Partnership had net earnings of $146,472 and $135,769, based on total revenue of $213,716 and $203,581 and total expenses of $67,244 and $67,812. For the nine months ended September 30, 1997 and 1996, the net earnings per limited partner unit was $.28 and $.26, respectively. During the three months ended September 30, 1997 and 1996, the Partnership had net earnings of $51,845 and $51,104 based on total revenue of $67,847 and $69,533 and total expenses of $16,002 and $18,429, respectively. For the three months ended September 30, 1997 and 1996, the net earnings per limited partner unit was $.10 and $.10 respectively.

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

                                   SIGNATURES
                                   ----------


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


             Common Goal Health Care Pension and Income Fund L.P. II
             -------------------------------------------------------
                                  (Registrant)



                                By:      Common Goal Capital Group, Inc.,
                                         Managing General Partner



DATED: November 14, 1997                /s/Albert E. Jenkins, III
                                        -------------------------
                                         Albert E. Jenkins, III
                                         President, Chief Executive Officer
                                         and Acting Chief Financial Officer