Form 10KSB
period 1997-12-31
COMMON GOAL HEALTH CARE PENSION & INCOME FUND L P II
filed 1998-04-01
CIK 856136

--------------------------------------------------------------------------------



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997
                                    OR
   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Transition period from ______ to ____
                                  -------------

                         Commission File Number: 0-21604
                         -------------------------------

             Common Goal Health Care Pension and Income Fund L.P. II (Exact name of small business issuer as specified in its charter)

            Delaware                                            36-3644837
   (State or other Jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification Number)

                                 215 Main Street
                            Penn Yan, New York 14527
                            ------------------------
               (Address of principal executive offices) (Zip Code)

                                 (315) 536-5985
                                 --------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.        YES [X]  NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Isssuer's revenues for the fiscal year ended December 31, 1997 were $214,266.

The aggregate sales price of the units of Limited Partnership Interest held by non-affiliates of the Registrant as of March 31, 1998 was $2,113,825 (488 investors). As of March 31, 1998, there was no market for these Units and no market is expected to develop. The aggregate sales price is accordingly not necessarily indicative of the price at which these Units would trade.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus of the Registrant dated February 20, 1987, and filed pursuant to Rule 424(b) and Rule 424(c) under the Securities Act of 1933, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

                                TABLE OF CONTENTS
                                                                                           Page

PART I
         Item 1.      Description of Business.................................................1
         Item 2.      Description of Property................................................13
         Item 3.      Legal Proceedings......................................................13
         Item 4.      Submission of Matters to a Vote of Security Holders....................13

 PART II
         Item 5.      Market for Units of Limited Partnership Interest and Related
                      Security Holder Matters................................................14
         Item 6.      Managements Discussion and Analysis or Plan of Operation...............14
         Item 7.      Financial Statements...................................................17
         Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............................................17

 PART III
         Item 9.      Directors, Executive Officers, Promoters and Control Persons,
                      Compliance with Section 16(a) of the Exchange Act......................18
         Item 10.     Executive Compensation.................................................21
         Item 11.     Security Ownership of Certain Beneficial Owners and Management.........21
         Item 12.     Certain Relationships and Related Transactions.........................21

 PART IV
         Item 13.     Exhibits and Reports on Form 8-K.......................................23

FINANCIAL STATEMENTS........................................................................F-1

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

The Partnership has adhered to these requirements in making its Mortgage Loans. Mortgage Loans which are deemed to have substantially the same risks and potential rewards as an owner of an underlying property by virtue of characteristics such as participation in expected residual profits or where the lender provided all or substantially all necessary funds to acquire the property (such that the borrower has little or no equity therein), must be treated as investments in the underlying properties for financial accounting purposes. All Mortgage Loans previously characterized as investments in underlying properties were paid off in April 1995, and therefore, at December 31, 1997, 1996 and 1995, there were no Mortgage Loans treated as investments in underlying properties. The Partnership treats its Mortgage Loans as mortgage loans for federal income tax purposes. See "Item 7. Financial Statements".

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

Existing Mortgage Loans.
------------------------

The principal balances outstanding for mortgage loan receivables as of December 31, 1997 were as follows:

      Joint Venture Loan                                            $50,590
      St. Catherine's of Tiffin                51,500
      St. Catherine's of Bloomville                                  36,000
      St. Catherine's of Fostoria                                   102,000
      St. Catherine's of Findlay                                    142,500
      St. Catherine's of Washington Court House                      68,000
      St. Catherine's Care Centers                                  754,700
                                                                 ----------
                                                                 $1,205,290
                                                                 ==========

      Joint Venture Loan. In 1989, the Partnership entered into a joint venture agreement with Common Goal Health Care Participating Mortgage Fund, L.P. ("CGI") to make a mortgage loan (the "Joint Venture Loan") to two unaffiliated Tennessee limited partnerships (the "Borrowers"). The Joint Venture Loan was funded on August 1, 1990, in the original principal amount of $3,430,114 ($3,400,114 at December 31, 1991) with Common Goal I contributing 100% of such amount to the joint venture at that time. Although the Partnership had the right to, and originally expected to, contribute up to 50% of the amount of the Joint Venture Loan ($1,715,057), sales of Partnership Units occurred at a lower rate than originally projected. Accordingly, through December 31, 1993, the Partnership had contributed $95,600 to the joint venture. The Joint Venture Loan requires payment of Basic Interest at a rate of 13.7% per annum. The loan also requires payment of additional interest at a rate of 1.95% of gross revenues from the collateral securing the Joint Venture Loan in excess of $1,694,000 per annum. The loan also provides for payment of a participation equal to 30% of the first $1,000,000 of increase in the fair market value (or gross sales price) of the Facilities over aggregate secured indebtedness (including the Joint Venture
Loan) as of the date of funding of the Joint Venture Loan and 17% of the balance of any such increase. The participation would be payable upon sale, refinancing of a senior mortgage loan or at maturity of the Joint Venture Loan with the fair market values to be determined at that time. The Joint Venture Loan is secured by a second mortgage on a 100-bed skilled and intermediate care facility owned by one of the Borrowers as well as a collateral assignment of 100% of the general partners' and limited partners' interest in each Borrower. The security interest was taken in the Borrowers insofar as the retirement and assisted care facility owned by the other Borrower is subject to a HUD regulatory agreement which prohibits junior encumbrances. On November 3, 1993, the Borrower paid a total of $1,746,790 in a restructuring of the Joint Venture Loan. Of the $52,314 allocated to the Partnership, $45,010 was applied to principal and $4,501 to Prepayment Penalty. The amount allocated includes $2,250 from a negotiated refinance fee and Gross Revenue, Basic Interest and Additional Interest which were taken as set forth in the loan documents. The CGI balance has also been paid down to $1,567,664. In connection with the repayment of principal, the Partnerships agreed to release the mortgage on the skilled care and intermediate care facility. The Partnership's principal balance as of December 31, 1997 was $50,590. The entire principal balance is due at the maturity date of January 1, 2000.

      At December 31, 1997, the loan was current as to regular interest and annual gross revenue interest.

      St. Catherine's Loans. The Partnership made and funded three mortgage loans to affiliated entities (the "St. Catherine's Loans"). The Partnership's affiliation with these entities is a result of the President and Chief Executive Officer of the Managing General Partner also serving as the President of the entities receiving the loans. As a result of the refinancing of the senior debt secured by the St. Catherine's, Court House and Findlay facilities, the Partnership's mortgage loans for these same facilities were refinanced on April 13, 1995 and the outstanding principal and Additional Interest were subsequently paid off. The refinancing of the senior debt did not provide sufficient proceeds to allow payment in cash of the participations owing under the St. Catherine's, Court House and Findlay Loans (the "SC Participations") in the total amount of

$840,500. The St. Catherine's borrowers paid the SC Participations through (i) the issuance of notes in the total amount of $400,000 bearing an interest rate of 11.00% per annum (a) maturing on the earlier of the sale or refinancing of the Tiffin, Bloomville, Fostoria, Washington Court House and Findlay Facilities (the "SC Facilities") or the maturity of the refinanced senior debt (August,
2000) and (b) cross-collateralized by second mortgage liens on the SC Facilities; and (ii) the issuance of a contingent payment obligation by St Catherine's of Seneca, Inc. in the amount of $202,500 and a contingent payment obligation by St Catherine's Care Centers of Fostoria, Inc. in the amount of $238,000 (collectively, the "CPOs").

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

      On March 13, 1997 the Managing General Partner approved a loan of $425,000 to St. Catherine's Care Center of Tiffin, Inc., St. Catherine's Care Center of Bloomville, Inc., St. Catherine's Care Center of Washington Court House, Inc., St. Catherine's Care Center of Fostoria, Inc. and St. Catherine's Care Center of Findlay, Inc., (collectively, "St Catherine's Care Centers") affiliates of the Managing General Partner and to be secured by mortgages on the real properties owned by each of the foregoing, said mortgages being subordinated to senior indebtedness in the amount of $10,650,000 held by South Trust Bank of Alabama, N.A. and indebtedness of the Partnership in the amount of $400,000. The loan will bear interest at the rate of 13% per annum and will mature August 31, 2000. The Partnership funded this $425,000 loan on April 10, 1997. On November 3, 1997 the Managing General Partner approved an additional loan of $425,000 to St. Catherine's Care Centers. As of December 31, 1997 the loan balance was $724,700.

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

                          Common Goal II Mortgage Loans

                                                                                                   St. Catherine's
                         Joint Venture        St. Catherine's   St. Catherine's  St. Catherine's   of Washington    St. Catherine's
                           Loan (1)             of Tiffin        of Bloomville     of Fostoria      Court House       of Findlay
                           --------             ---------        -------------     -----------      -----------       ----------
Date of Loan             August 1, 1990       April 13, 1995    April 13, 1995   April 13, 1995    April 13, 1995   April 13, 1995
Agreement

Type of Loan             Collateral Assign-   Second Mort-      Second Mort-     Second Mort-      Second Mort-     Second Mort-
                         ment of Interest in  gage on one       gage on one      gage on one       gage on one      gage on two
                         one Facility (2)     facility          facility         facility          facility         facilities

Maximum Note
Amount                   $1,618,254 (1)       $51,500           $36,000          $102,000          $68,000          $142,500

Current Principal
Amount Outstanding
as of Dec. 31, 1997      $50,590              $51,500           $36,000           $102,000           $68,000           $142,500

Interest Rate            13.70% (3)           11.00%(4)         11.0%(4)         11.0%(4)          11.0%(4)         11.0%(4)

Maturity                 January 1, 2000      April 30, 2000    April 30, 2000   April 30, 2000    April 30, 2000   April 30, 2000

Type of Property/        100-bed skilled care 44-bed nursing    30-bed nursing   102-bed nurs-     50-bed nursing   40-bed and 60-
Location of Property     and intermediate     home in Tiffin,   home in          ing home in       home in Wash-    bed nursing
Securing Loan            care facility in     OH                Bloomville,      Fostoria, OH      ington Court     home in
                         Honeybrook, PA (2)                     OH                                 House, OH        Findlay, OH

Origination Fee
Paid to an Affiliate
(Paid by Borrower)       $101,900 (1)         None              None             None              None             None

Relationship to
Partnership              Non-Affiliate        Affiliate         Affiliate        Affiliate         Affiliate        Affiliate
______________________

(1) Pursuant to the terms of the Joint Venture, the Partnership originally contributed $95,600 to the Joint Venture in connection with a loan in the original principal amount of $3,430,114. The remaining portion of the note was funded by Common Goal Health Care Participating Mortgage Fund L.P. ("CGI"). On March 29, 1993, CGI received a principal paydown in the amount of $70,000. On November 3, 1993, both CGI and the Partnership received principal paydowns in conjunction with a restructuring of the Loan. The balance of the Joint Venture Loan attributable to the Partnership as of December 31, 1997 was $50,590.

(2) The Joint Venture Loan is also secured by collateral assignments of 100% of the general partners and limited partners' interest in each Borrower. The security interest was taken
                                        8

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

Item 2.       Description of Property.

The Partnership did not own any real property as of December 31, 1997.

Item 3.       Legal Proceedings.

The Partnership is not a party to any material legal proceedings.

Item 4.       Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the last quarter of 1997.

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

      At March 31, 1998, 522,116 Units were outstanding, and were held by 488 holders of record.

      The Partnership made distributions to Limited Partners of $1,222,290 ($750,000 as principal distribution) or $2.34 per Unit during 1997, $482,515 or $.92 per Unit during 1996, $403,747 or $.77 per Unit during 1995, $456,637 or
$.87 per Unit during 1994,  $495,681 or $.95 per Unit during  1993,  $482,561 or
$.93 per Unit during 1992, $270,586 or $.76 per Unit during 1991, and $62,856 or $.33 per Unit during 1990.

Item 6.       Management's Discussion and Analysis or Plan of Operation.

Liquidity and Capital Resources.

      Common Goal Health Care Pension and Income Fund L.P. II, a Delaware limited partnership (the "Partnership"), was formed to make mortgage loans secured by a mix of first and junior liens on health care-related properties. The Partnership commenced its offering of Units to the public on January 12, 1990, authorized to sell up to 1,000,000 Units at $10 per Unit. Total gross offering proceeds raised were $5,221,160. The Partnership commenced operations on July 2, 1990 after having sold the Minimum Number of Units. The offering terminated on January 11, 1992. As of December 31, 1997, all available Net Offering Proceeds have been invested in Mortgage Loans and/or short-term investments in accordance with Partnership guidelines. The General Partner is currently evaluating the possibilities of additional investment opportunities.

      As of December 31, 1997, the Partnership had made six Mortgage Loans directly or through a joint venture. The three Mortgage Loans previously characterized as investments in the underlying properties for financial accounting purposes were paid off in April 1995 and replaced by five smaller Mortgage Loans to various St. Catherine's Facilities, which are not characterized as investments in the underlying properties for financial accounting purposes.

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

      The Partnership intends to maintain initial working capital reserves of approximately 2% of gross proceeds of the offering (approximately $104,423 at December 31, 1997), an amount which is anticipated to be sufficient to satisfy liquidity requirements. The Managing General Partner, in its continued monitoring of the level of working capital reserves, had reduced the rate of the quarterly distributions to 7.25% per annum for the four quarterly distributions beginning October 5, 1994, but returned to 9.25% beginning October 5, 1995. See "Item 1. Business" and the Notes to the Financial Statements for further information regarding the Partnership's Mortgage Loans.

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

      The Partnership's balance of cash and cash equivalents at December 31, 1997 and December 31, 1996 was $1,647,623 and $3,464,102, respectively, which consisted of operating cash and working capital reserves. The decrease in cash and cash equivalents from December 31, 1996 to December 31, 1997 of $1,816,479 resulted from cash provided by operating activities, $160,511, net cash used in investing of 754,700 and net cash used in financing activities, $1,222,290. This decrease was partially caused by the net cash distributed as dividends to the limited partners, $1,222,290 ($2.34 per Unit), which included $750,000 ($1.44 per Unit) return of capital. Dividend distributions noted as a return of capital represent those distributions which are in excess of current year earnings. Part of the expenses for 1995 included $116,094 paid out in mortgage placement fees authorized by the Partnership's Partnership Agreement. The Agreement authorized payment of a 3% mortgage placement fee to Common Goal Mortgage Company ("CGMC"), an affiliate of the General Partners, in connection with the original placement of the Partnership mortgage loans with the various St. Catherine's entities. CGMC elected to defer the decision of whether to take such fees until repayment of such loans. An aggregate of $4,248,841 of loans were funded, with their principal amounts fully repaid in April 1995, for which CGMC was entitled to a mortgage placement fee of up to $127,468. As consideration for immediate cash payment, CGMC agreed to a fee of $116,094 by the Partnership at the time of such refinancing, representing payment in full of its deferred mortgage placement fee. The decrease in Total Assets is a direct result of net cash distributed as a dividend to the limited partners.

      The Partnership is required to maintain working capital reserves of approximately 2% of gross proceeds of the offering (approximately $104,423), but presently has a balance of $1,647,623 at December 31, 1997. The proceeds from the repayments are being retained in working capital pending future investment. These additional funds are being invested per partnership guidelines. The
General Partner is currently evaluating the possibilities of additional investment opportunities.

Results of Operations.

      The Partnership commenced operations July 2, 1990, and funded its first Mortgage Loan in November of 1990 (see "Item 1. Description of Business" - "Existing Mortgage Loans"). As of June 30, 1991, the Partnership had completed its portfolio of Mortgage Loans. Accordingly, the General Partners expect the Partnership's earnings to remain relatively constant.

      During the years ended December 31, 1997, 1996, 1995, and 1994, the Partnership reported net income (loss) of $293,963, $181,568, $1,639,617 and $(107,184) based on total revenues of $214,266, $268,703, $1,894,333, and
$12,670,  and total  expenses  of  $79,698,  $87,135,  $254,716,  and  $119,854, respectively. The Partnership's net income (loss) per Limited Partner Unit was $.41 per Unit in 1997, $.34 per Unit in 1996, $3.06 per Unit in 1995, and $(.20)
per Unit in 1994. The increase in net income (loss) per Unit between 1994 and 1995 was primarily due to interest and gain on sale of investments in operating properties received in April 1995 when the properties refinanced their debt. The Partnership's distributions to Limited Partners were $2.34 per Unit in 1997, $.92 per Unit in 1996, $.77 per Unit in 1995, and $.87 per Unit in 1994. The 1997 dividend distributions to Limited Partners included a return of capital of $.
 per Unit. The 1996 dividend distributions to Limited Partners included a return of capital of $.59 per Unit. The 1995 dividend distributions to Limited Partners did not include a return of capital. The entire 1994 dividend distribution to Limited Partners of $.87 per Unit represented a return of capital. Also, all interest received on the Mortgage Loans is currently being recognized as interest income.

      Most of the cash received as interest payments in previous years was not recognized as interest income, rather it was recorded as a reduction of the related investments. Therefore, when the Partnership received the pay offs on the properties, the reduction of the related investment balances, caused a greater amount of the proceeds to be recorded as income in 1995.

      Expenses decreased in 1997 by $7,437. There was a decrease of $436 in professional fees and a decrease of $7,219 in management fees caused by drop in mortgage balances being serviced. Other expenses increased by $218 from 1996 to 1997.

      Additionally, under the terms of the Partnership agreement, the Partnership is required to reimburse the Managing General Partner for certain operating expenses. In an effort to maintain the yield to the Limited Partners, the Managing General Partner did not charge the Partnership for such expenses through December 31, 1990. In 1997, 1996, 1995 and 1994, the Managing General Partner was reimbursed by the Partnership for $34,457, $38,656, $29,615, and $31,543 of these expenses, respectively. The Managing General Partner believes that such charges have not adversely affected the current yield to Limited Partners.

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

See Financial Statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

      The Partnership does not have directors or officers. The following is a list of the officers and directors of the Managing General Partner as of March 31, 1998:

   Name                           Age   Position
   ----                           ---   --------

   Albert E. Jenkins III          51     Chairman of the Board, Chief Executive
                                         Officer, President and Director

   Richard R. Wood                75     Secretary and Treasurer

   William E. Jasper              82     Director

   Rev. Terry A. Steinhauer Sr.   41     Director

   Linda R. Robison               51     Director

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

     Linda R. Robison, is a director of Common Goal Capital Group, Inc. II. Ms. Robison is an attorney and practices primarily in the areas of corporate transactions, corporate finance, tax, estate planning and real estate. She represents such industries as manufacturing, health care, construction, retail, distribution, and computer software. Ms. Robison has been admitted to the Bar in Massachusetts, Illinois, and Florida. She is a member of the American Bar Association, and the U.S. Tax Court, and past chair of the ABA Small Business Committee's subcommittee on corporate tax. She has published articles in the Practical Tax Lawyer, Securities & Commodities Regulation, Smith's Review-Federal, Estate and Gift Taxation, Taxation for Lawyers, and a Matthew Bender treatise on real estate transactions. She earned her undergraduate degree from the University of Georgia where she attained a B.S. in psychology and graduated cum laude and Phi Beta Kappa. Ms. Robison has a L.L.M. in taxation from Boston University. She is a co-founder and director of a wholesaler of sportswear, and a co-founder and director of a firm which finishes plastic parts for the computer and automotive industries. From 1983 to 1990 she was a Partner and Board Member of the Chicago based firm of Sachnoff & Weaver. She is the immediate Past-President and Chairman of U.S. Committee for UNICEF/Chicago; a past President and Board Member of the Chicago Finance Exchange; and the Treasurer and Board Member of Chicago Midwest Women's Center. In addition she has served on the Advisory Board of YMCA; Board Member of Women in Management and a member of Business and Professional Women's Board.

Item 10.      Executive Compensation.

      The Partnership has no executive officers or directors. The Partnership is not required to pay the officers and directors of the General Partners any current nor any proposed compensation in such capacities. However, the Partnership is required to pay certain fees, make distributions and allocate a share of the profits or losses of the Partnership to the General Partners as described under the caption "Management Compensation" on pages 8 through 11 of the Partnership's Prospectus, which description is incorporated herein by reference. Set forth below are the fees, compensation and other reimbursements paid or accrued to the Managing General Partner and its Affiliates for the year ended December 31, 1997.

                                  Capacities in
                                Which Compensation
Name of Affiliate                 was Received                    Remuneration
-----------------                 ------------                    ------------

Managing General Partner           Management fee                    $29,031


Common Goal Mortgage               Mortgage loan                     $ 1,126
Company                            servicing fees

________________________

No form of non-cash remuneration was paid by the Partnership.

For further information on compensation paid to Common Goal and its Affiliates, see "Management Compensation" on pages 8-11 of the Prospectus.

Item 11.      Security Ownership of Certain Beneficial Owners and Management.

      The Partnership, as an entity, does not have any directors or officers. The following is information concerning Unit ownership as of March 31, 1998.

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

              (2) Financial Statement Schedules

              Not applicable.

              (3) Exhibits

              See response to Item (c), below.

      (b)     Reports on Form 8-K

              The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1997.

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

                              COMMON GOAL HEALTH CARE PENSION AND
                              INCOME FUND L.P. II

                              By: Common Goal Capital Group, Inc., II, General Partner

                              By:      /s/ Albert E. Jenkins
                                       ------------------------------
                                       Albert E. Jenkins III
                                       Chairman and Chief Executive Officer
Date: March 31, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Name                          Position                  Date

/s/ Albert E. Jenkins
---------------------               Chairman (Principal       March 31, 1998
Albert E. Jenkins III                 Executive Officer),
                                      President, Principal
                                      Financial and
                                      Accounting Officer
                                      and Director of
                                      Managing General
                                      Partner

/s/ William E. Jasper, Jr.          Director of Managing      March 31, 1998
--------------------------
William E. Jasper, Jr.                General Partner

/s/ Richard R. Wood
-------------------                 Director of Managing      March 31, 1998
Richard R. Wood                       General Partner

/s/ Terry Steinhauer                Director of Managing      March 31, 1998
--------------------
Terry Steinhauer                      General Partner

/s/ Linda Robison                   Director of Managing      March 31, 1998
-----------------
Linda Robison                General Partner
(A Majority of the Board of Directors of the Managing General
Partner)

COMMON GOAL HEALTH CARE
PENSION AND INCOME FUND L.P. II
(a Delaware limited partnership)

Balance Sheets

December 31, 1997 and 1996
--------------------------------------------------------------------------------

                                                      1997                1996
                                                      ----                ----
Assets                                            (Unaudited)
------
Cash and cash equivalents                          $1,647,623            3,464,102
Accrued interest receivable                            76,864               11,088
Due from affiliates                                     3,517                2,205
Mortgage loans receivable                           1,205,290              450,590
                                                   ----------          -----------

                                                   $2,933,294            3,927,985
                                                   ==========           ==========
Liabilities and Partners' Capital
---------------------------------

Accrued expenses                                $         -                      -
Due to affiliates                                      13,334                    -
Deferred revenue                                      400,000              400,000
                                                  -----------          -----------
        Total liabilities                             413,334              400,000

Partners' capital
     General partners                                  39,123               34,838
     Limited partners                               2,480,837            3,493,147
                                                  -----------          -----------
        Total partners' capital                     2,519,960            3,527,985
                                                  -----------          -----------
Commitments and contingencies (note 3)

                                                   $2,933,294            3,927,985
                                                   ==========           ==========

COMMON GOAL HEALTH CARE
PENSION AND INCOME FUND L.P. II
(a Delaware limited partnership)

Statements of Operations

Years ended December 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------

                                                                   1997            1996             1995
                                                                   ----            ----             ----
                                                               (Unaudited)
Revenues:
     Interest income                                            $ 293,963         268,703         261,614
     Gain on sale of investments in operating properties                -               -       1,632,719
                                                             ------------     -----------      ----------
                                                                  293,963         268,703       1,894,333
Expenses:
     Professional fees                                             20,269          20,705          51,233
     Fees to affiliates:
        Management                                                 29,031          36,250          52,212
        Mortgage servicing                                          1,126           1,126           4,020
        Mortgage placement fee                                          -               -         116,094
     Other                                                         29,272          29,054          31,157
                                                               ----------     -----------      ----------
                                                                   79,698          87,135         254,716
                                                               ----------     -----------      ----------

            Net income (loss)                                     214,265         181,568       1,639,617
                                                               ==========      ==========      ==========

            Net income allocated to general partners           $    4,285           4,539          40,990
            Net income allocated to limited partners              209,980         177,029       1,598,627
                                                                ---------     -----------      ----------
                                                                  214,265         181,568       1,639,617
                                                                =========     ===========      ==========

            Net income (loss) per limited partner unit               $.41              .34           3.06
                                                               ==========     ============   ============

            Weighted average limited partner units
                outstanding                                       522,116         522,116         522,116
                                                               ==========     ===========      ==========

COMMON GOAL HEALTH CARE
PENSION AND INCOME FUND L.P. II
(a Delaware limited partnership)

Statements of Partners' Capital

Years ended December 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------
                                                                                            Total
                                                             General         Limited      Partners'
                                                            partners        partners       capital


Balance at December 31, 1995                                 $30,299        3,798,633      3,828,932

Net income                                                     4,539          177,029        181,568

Distributions to limited partners
     ($.92 per unit)                                               -        (482,515)       (482,515)
                                                          -----------      ----------      ----------

Balance at December 31, 1996                                 $34,838       3,493,147       3,527,985

Net income

Principal distributions to limited partners                    4,285         209,980         214,265

Principal distributions to limited partners                         -       (750,000)       (750,000)

Distributions to limited partners ($.90 per unit)                   -       (472,290)       (472,290)
                                                           ----------      ----------      ----------

Balance at December 31, 1997 (Unaudited)                      $39,123      2,480,837       2,519,960