Form 10QSB
period 1998-03-31
COMMON GOAL HEALTH CARE PENSION & INCOME FUND L P II
filed 1998-05-22
CIK 856136

--------------------------------------------------------------------------------



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ______________________


                                   FORM 10-QSB



(Mark One)
         (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly period ended March 31, 1998


         ( ) Transition Report Under Section 13 or 15(d) of the Exchange Act For the Transition period from ______________ to _____________


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
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                                                    March 31,    March 31,
                                                                      1998         1997
                                                                   (Unaudited) (Unaudited)
                                                                   ----------- -----------
                                     Assets
                                     ------

Current Assets

         Cash and cash equivalents .............................   $1,547,088   $3,404,985
         Due from affiliates ...................................        5,414        3,170
         Accrued interest receivable ...........................       86,603       22,961
                                                                   ----------   ----------
              Total current assets .............................    1,639,105    3,431,116

Mortgage loans receivable ......................................    1,258,290      450,590
                                                                   ----------   ----------

Total Assets ...................................................   $2,897,395   $3,881,706
                                                                   ==========   ==========

                        Liabilities and Partners' Capital
                        ---------------------------------

Current Liabilities

         Accounts payable and accrued expenses .................   $     --     $     --
         Due to affiliates .....................................       20,200       16,078
         Deferred revenue ......................................      400,000      400,000
                                                                   ----------   ----------
              Total Current Liabilities ........................      420,200      416,078

Partners' capital:
         General partner .......................................       40,632       49,598
         Limited partner .......................................    2,436,563    3,416,030
                                                                   ----------   ----------
              Total partners' capital ..........................    2,477,195    3,465,628
                                                                   ----------   ----------
Total Liabilities and Partners' Capital ........................   $2,897,395   $3,881,706
                                                                   ==========   ==========

See accompanying notes

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                             Statements of Earnings
                                   (Unaudited)

                                                           THREE MONTHS ENDED
                                                        March 31,       March 31,
                                                          1998            1997
                                                          ----            ----
Income
------

         Interest ............................         $ 71,408         $ 76,200
         Miscellaneous income ................             --               --
                                                       --------         --------
              Total Income ...................           71,408           76,200

Expenses
--------

         Professional fees ...................            5,033            5,869
         Fees to affiliates:
          Management .........................            4,927            8,570
          Mortgage Servicing .................              282              282
         Other ...............................              819            2,437
                                                       --------         --------
                                                         11,061           17,158
                                                       --------         --------

              Net Income .....................         $ 60,347         $ 59,042
                                                       ========         ========

Net earnings per limited
 partner unit ................................         $    .12         $    .11
                                                       ========         ========

Weighted average limited .....................          522,116          522,116
 partner units outstanding ...................         ========         ========

See accompanying notes.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                         Statements of Partners' Capital
                                   (Unaudited)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,

                                                    1998                                       1997
                                   ----------------------------------------- ----------------------------------------

                                                                 TOTAL                                       TOTAL
                                     GENERAL      LIMITED       PARTNERS'       GENERAL      LIMITED        PARTNERS'
                                     PARTNERS     PARTNERS      CAPITAL         PARTNERS     PARTNERS       CAPITAL
                                  ------------------------------------------ ----------------------------------------
Balance at beginning of period   $    39,123   $ 2,480,837    $ 2,519,960    $    34,838   $ 3,493,147    $ 3,527,985


Net income ...................         1,509        58,838         60,347         14,760        44,282         59,042


Cash distributions to partners          --        (103,112)      (103,112)          --        (121,399)      (121,399)
                                 -----------   -----------    -----------    -----------   -----------    -----------

Balance at end of period .....   $    40,632   $ 2,436,563    $ 2,477,195    $    49,598   $ 3,416,030    $ 3,465,628
                                 ===========   ===========    ===========    ===========   ===========    ===========

See accompanying notes.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                        THREE MONTHS ENDED

                                                                      MARCH 31,      MARCH 31,
                                                                        1998           1997
                                                                        ----           ----
Cash flows from operating activities:
         Net earnings .........................................   $    60,347    $    59,042

         Adjustments to reconcile net earnings to net cash
          provided by operating activities:
                  Decrease (increase) in due from affiliates ..        (1,897)          (965)
                  Decrease (increase) in interest receivable ..        (9,739)       (11,873)
                  Increase (decrease) in accounts payables
                    and accrued expenses ......................          --             --
                  Increase (decrease) in due to affiliates ....         6,866         16,078
                                                                  -----------    -----------
                      Net cash provided by operating activities        55,577         62,282
                                                                  -----------    -----------

Cash flows from investing activities:
         Loan to affiliates ...................................       (53,000)          --
                                                                  -----------    -----------
                     Net cash used in investing activities ....       (53,000)          --
                                                                  -----------    -----------

Cash flows from financing activities:
         Distributions to limited partners ....................      (103,112)      (121,399)
                                                                  -----------    -----------
                    Net cash used in financing activities .....      (103,112)      (121,399)
                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents: .........      (100,535)       (59,117)

Cash and cash equivalents, beginning of period ................     1,647,623      3,464,102
                                                                  -----------    -----------

Cash and cash equivalents, end of period ......................   $ 1,547,088    $ 3,404,985
                                                                  ===========    ===========


See accompanying notes.

                             COMMON GOAL HEALTH CARE
                         PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)
                                 March 31, 1998


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

         The accompanying unaudited financial statements as of and for the three months ended March 31, 1998 and 1997 are the representation of management and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations of the Partnership. All such adjustments are normal and recurring.

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

         The principal balances outstanding for these loans as of March 31, 1998 were as follows:

         Joint Venture Loan                 $    50,590
         St. Catherine's of Tiffin               51,500
         St. Catherine's of Bloomville           36,000
         St. Catherine's of Fostoria            102,000
         St. Catherine's of Findlay             142,500
         St. Catherine's of Washington
         Court House                             68,000
         St. Catherine's Care Centers           807,700
                                             ----------
                                             $1,258,290
                                             ==========

On March 13, 1997 the Managing General Partner approved a loan of $425,000 to St. Catherine's Care Center of Tiffin, Inc., St. Catherine's Care Center of Bloomville, Inc., St. Catherine's Care Center of Washington Court House, Inc., St. Catherine's Care Center of Fostoria, Inc. and St. Catherine's Care Center of Findlay, Inc., (collectively, "St. Catherine's Care Centers") affiliates of the Managing General Partner and to be secured by mortgages on the real properties owned by each of the foregoing, said mortgages being subordinated to senior indebtedness in the amount of $10,650,000 held by South Trust Bank of Alabama, N.A. and indebtedness of the Partnership in the amount of $400,000. The loan will bear interest at the rate of 13% per annum and will mature August 31, 2000. The Partnership funded this $425,000 loan on April 10, 1997. On November 3, 1997 the Managing General Partner approved an additional loan of $425,000 to St. Catherine's Care Centers. As of March 31, 1998 the loan balance was $807,700.


(3)      Distribution
         ------------

         On January 2, 1998, the Partnership declared and paid a distribution of $103,112 ($.20 per unit) to Limited Partner unitholders of record at December 15, 1997.


(4)      Subsequent Events
         -----------------

         On April 2, 1998, the Partnership declared and paid a distribution of $101,979 ($.20 per unit) to Limited Partner unitholders of record at March 15, 1998.

Item 2. Managements Discussion and Analysis or Plan of Operations.
        -----------------------------------------------------------

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

         Partnership assets decreased from $2,933,294 at December 31, 1997 to $2,897,395 at March 31, 1998. The decrease of $35,899 resulted primarily from cash distributions on January 2, to the Limited Partners that was offset by net earnings for the period. As of March 31, 1998 the Partnership's loan portfolio consisted of seven mortgage loans, the aggregate outstanding principal balance of which was $1,258,290.

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

         The Partnership intends to maintain working capital reserves equal to approximately 2% of gross proceeds of the offering (approximately $104,423 at December 31, 1997 and at March 31, 1998), an amount which is anticipated to be sufficient to satisfy liquidity requirements. The Managing General Partner continues monitoring of the level of working capital reserves.

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

         During the quarters ended March 31, 1998 and 1997, the Partnership had net earnings of $60,347 and $59,042, based on total revenue of $71,408 and $76,200 and total expenses of $11,061 and $17,158. For the three months ended March 31, 1998 and 1997, the net earnings per limited partner unit was $.12 and $.11, respectively. The remaining Mortgage Loans were current as to regular interest as of March 31, 1998.

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


             Common Goal Health Care Pension and Income Fund L.P. II
             -------------------------------------------------------
                                  (Registrant)



                               By:      Common Goal Capital Group, Inc.,
                                        Managing General Partner



DATED: May 15, 1998                     /s/Albert E. Jenkins, III
                                        -------------------------
                                        Albert E. Jenkins, III
                                        President, Chief Executive Officer
                                        and Acting Chief Financial Officer