Form 10QSB
period 1998-06-30
COMMON GOAL HEALTH CARE PENSION & INCOME FUND L P II
filed 1998-08-06
CIK 856136

-------------------------------------------------------------------------------




                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB



(Mark One)
  (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Quarterly period ended June 30, 1998


  ( ) Transition Report Under Section 13 or 15(d) of the Exchange Act For the Transition period from ________________ to ______________________

                         Commission File Number: 0-21604

                           -------------------------


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
                             (A Limited Partnership)

                                 Balance Sheets

                                                                              June 30,   December 31,
                                                                                1998        1997
                                                                            (Unaudited)  (Unaudited)
                                                                            -----------  -----------
                                                      Assets
                                                      ------
Current Assets
         Cash and cash equivalents .......................................   $1,466,770   $1,647,623
         Due from affiliates .............................................        6,932        3,517
         Accrued interest receivable .....................................       83,617       76,864
                                                                             ----------   ----------
              Total current assets .......................................    1,557,319    1,728,004

Mortgage loans receivable ................................................    1,283,290    1,205,290
                                                                             ----------   ----------

Total Assets .............................................................   $2,840,609   $2,933,294
                                                                             ==========   ==========

                                         Liabilities and Partners' Capital
                                         ---------------------------------

Current Liabilities

         Accounts payable and accrued expenses ...........................   $     --     $     --
         Due to affiliates ...............................................       23,015       13,334
         Deferred revenue ................................................      400,000      400,000
                                                                             ----------   ----------
            Total Current Liabilities ....................................      423,015      413,334

Partners' capital:
         General partner .................................................       41,691       39,123
         Limited partner .................................................    2,375,903    2,480,837
                                                                             ----------   ----------
            Total partners' capital ......................................    2,417,594    2,519,960
                                                                             ----------   ----------
Total Liabilities and Partners' Capital ..................................   $2,840,609   $2,933,294
                                                                             ==========   ==========


See accompanying notes

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                             (A Limited Partnership)

                             Statements of Earnings
                                   (Unaudited)

                                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                   June 30,         June 30,            June 30,          June 30,
                                                     1998            1997                 1998              1997
                                                     ----            ----                 ----              ----
Income
------
         Interest                                  $ 69,522      $  69,244              $140,930        $  145,444
         Miscellaneous income                             -              -                     -                 -
                                                -----------   ------------           -----------     -------------
            Total Income                             69,522         69,244               140,930           145,444

Expenses
--------

         Professional fees                           21,693           22,575              26,726            28,444
         Fees to affiliates:
          Management                                  4,670            7,691               9,597            16,261
          Mortgage Servicing                            281              281                 563               563
         Other                                          500            3,353               1,319             5,790
                                                  ---------      -----------           ---------      ------------
            Total Expenses                           27,144           33,900              38,205            51,058
                                                  ---------      -----------           ---------       -----------

         Net Income                                $ 42,378      $    35,344            $102,725        $   94,386
                                                   ========      ===========            ========        ==========

Net earnings per limited
 partner unit                                     $     .08     $        .07          $      .20       $       .18
                                                  =========     ============          ==========       ===========

Weighted average limited                            522,116         522,116              522,116           522,116
 partner units outstanding                         ========      ===========            ========        ==========
See accompanying notes.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                             (A Limited Partnership)

                         Statements of Partners' Capital
                                   (Unaudited)

                                                                       SIX MONTHS ENDED
                                                                            JUNE 30,

                                                         1998                                            1997
                                     ------------------------------------------      --------------------------------------------

                                                                         TOTAL                                          TOTAL
                                      GENERAL          LIMITED         PARTNERS'       GENERAL          LIMITED        PARTNERS'
                                      PARTNERS         PARTNERS         CAPITAL        PARTNERS         PARTNERS        CAPITAL
                                     ------------------------------------------      --------------------------------------------
Balance at beginning of period         $39,123      $2,480,837       $2,519,960         $34,838      $3,493,147      $3,527,985

Net income                               2,568         100,157          102,725          23,597          70,790          94,387

Cash distributions to partners               -        (205,091)        (205,091)              -        (490,484)       (490,484)
                                    ----------     ------------     ------------    -----------     ------------    ------------

Balance at end of period               $41,691      $2,375,903       $2,417,594        $58,435       $3,073,453      $3,131,888
                                       =======      ===========      ==========        ========      ===========     ==========

See accompanying notes.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                             (A Limited Partnership)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                                   SIX MONTHS ENDED
                                                                                   ----------------

                                                                                JUNE 30,           JUNE 30,
                                                                                 1998               1997
                                                                                 ----               ----
Cash flows from operating activities:
         Net income                                                         $  102,725           $  94,386

         Adjustments to reconcile net earnings to net cash provided by operating activities:
                  Decrease (increase) in due from affiliates                    (3,414)              2,205
                  Decrease (increase) in interest receivable                    (6,752)            (24,133)
                  Increase (decrease) in accounts payables
                    and accrued expenses                                             -               7,972
                  Increase (decrease) in due to affiliates                       9,681              25,980
                                                                           -----------           ---------
                      Net cash provided by operating activities                102,240             106,410
                                                                            ----------            --------

Cash flows from investing activities:
                  Loan to affiliates                                           (78,000)           (500,000)
                                                                           ------------          ----------
                     Net cash used in investing activities                     (78,000)           (500,000)
                                                                           ------------          ----------

Cash flows from financing activities:
         Distributions to limited partners                                    (205,093)           (490,484)
                                                                           ------------           ---------
                    Net cash used in financing activities                     (205,093)           (490,484)
                                                                           ------------           ---------

Net increase (decrease) in cash and cash equivalents:                         (180,853)           (884,074)

Cash and cash equivalents, beginning of period                               1,647,623           3,464,102
                                                                           ------------          ---------

Cash and cash equivalents, end of period                                    $1,466,770           $2,580,028
                                                                            ===========          ==========

See accompanying notes.

                             COMMON GOAL HEALTH CARE
                         PENSION AND INCOME FUND L.P. II
                             (A Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)
                                  June 30, 1998


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

         Under the terms of the Partnership's agreement of limited partnership, as amended to date (The Partnership Agreement), the Partnership is required to pay a quarterly management fee to the managing general partner equal to 1% per annum of adjusted contributions, as defined. A mortgage servicing fee equal to .25% per annum of the Partnership's outstanding mortgage loan receivable principal amount also is to be paid to Common Goal Mortgage Company, an affiliate of the general partners. Additionally, under the terms of the Partnership Agreement, the Partnership is required to reimburse the managing general partner for certain operating expenses.

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

         The accompanying unaudited financial statements as of and for the three and six months ended June 30, 1998 and 1997 are the representation of management and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations of the Partnership. All such adjustments are normal and recurring.

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

         The principal balances outstanding for these loans as of June 30, 1998 were as follows:

         Joint Venture Loan                                 $    50,590
         St. Catherine's of Tiffin                               51,500
         St. Catherine's of Bloomville                           36,000
         St. Catherine's of Fostoria                            102,000
         St. Catherine's of Findlay                             142,500
         St. Catherine's of Washington
         Court House                                             68,000
         St. Catherine's Care Center                            832,700
                                                            -----------
                                                             $1,283,290
                                                            ===========

          On March 13, 1997 the Managing General Partner approved a loan of $425,000 to St. Catherine's Care Center of Tiffin, Inc., St. Catherine's Care Center of Bloomville, Inc., St. Catherine's Care Center of Washington Court House, Inc., St. Catherine's Care Center of Fostoria, Inc. and St. Catherine's Care Center of Findlay, Inc., (collectively, "St Catherine's Care Centers") affiliates of the Managing General Partner are to be secured by mortgages on the real properties owned by each of the foregoing, said mortgages being subordinated to senior indebtedness in the amount of $10,650,000 held by South Trust Bank of Alabama, N.A. and indebtedness of the Partnership in the amount of $400,000. The loan will bear interest at the rate of 13% per annum and will mature August 31, 2000. The Partnership funded this $425,000 loan on April 10, 1997. On December 3, 1997 the Managing General Partner approved an additional loan of $425,000 to the St. Catherine's Care Centers. As of June 30, 1998 the loan balance was $832,700.

(3)      Distributions
         -------------

         On April 2, 1998, the Partnership declared and paid a distribution of $101,979 ($.20 per unit) to Limited Partner unitholders of record at March 15, 1998.


(4)      Subsequent Events
         -----------------

         On July 15, 1998, the Partnership declared and paid a distribution of $500,000 ($.96 per unit) to Limited Partner unitholders of record at June 15, 1998.

Item 2. Managements Discussion and Analysis or Plan of Operations.
------------------------------------------------------------------

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

         Partnership assets decreased from $2,933,294 at December 31, 1997 to $2,840,609 at June 30, 1998. The decrease of $92,685 resulted primarily from cash distributions on January 12, and April 2, to the Limited Partners and a loan to affiliates that was offset by net earnings for the period. As of June 30, 1998 the Partnership's loan portfolio consisted of seven mortgage loans, the aggregate outstanding principal balance of which was $1,283,290.

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

         The Partnership intends to maintain working capital reserves equal to approximately 2% of gross proceeds of the offering (approximately $104,423 at December 31, 1997 and at June 30, 1998), an amount which is anticipated to be sufficient to satisfy liquidity requirements. The Managing General Partner continues monitoring of the level of working capital reserves.

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

         During the six months ended June 30, 1998 and 1997, the Partnership had net earnings of $102,725 and $94,386, based on total revenue of $140,930 and $145,444 and total expenses of $38,205 and $51,058. For the six months ended June 30, 1998 and 1997, the net earnings per limited partner unit was $.20 and $.18, respectively. The remaining Mortgage Loans were current as to regular interest as of June 30, 1998. During the three months ended June 30, 1998 and 1997, the Partnership had net earnings of $42,378 and $35,344 based on total revenue of $69,522 and $69,522 and total expenses of $27,144 and $33,900, respectively. For the three months ended June 30, 1998 and 1997, the net earnings per limited partner unit was $.08 and $.07 respectively.

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


             Common Goal Health Care Pension and Income Fund L.P. II
             -------------------------------------------------------
                                  (Registrant)



                                   By:      Common Goal Capital Group, Inc.,
                                            Managing General Partner



DATED: August 14, 1998                   /s/Albert E. Jenkins, III
                                         -------------------------
                                            Albert E. Jenkins, III
                                            President, Chief Executive Officer
                                            and Acting Chief Financial Officer