Form 10QSB
period 1998-09-30
COMMON GOAL HEALTH CARE PENSION & INCOME FUND L P II
filed 1998-11-09
CIK 856136

--------------------------------------------------------------------------------



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB



(Mark One)
         (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly period ended September 30, 1998


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
                             (A Limited Partnership)

                                 Balance Sheets
                                                                              Sept. 30,    December 31,
                                                                                1998          1997
                                                                            (Unaudited)   (Unaudited)
                                                                            -----------   -----------
                                     Assets
                                     ------

Current Assets
         Cash and cash equivalents .......................................   $1,030,949   $1,647,623
         Due from affiliates .............................................        8,450        3,517
         Accrued interest receivable .....................................       57,279       76,864
                                                                             ----------   ----------
Total current assets .....................................................    1,096,678    1,728,004

Mortgage loans receivable ................................................    1,290,290    1,205,290
                                                                             ----------   ----------

Total Assets .............................................................   $2,386,968   $2,933,294
                                                                             ==========   ==========


                        Liabilities and Partners' Capital
                        ---------------------------------
Current Liabilities

         Accounts payable and accrued expenses ...........................   $     --     $     --
         Due to affiliates ...............................................       27,195       13,334
         Deferred revenue ................................................      400,000      400,000
                                                                             ----------   ----------
            Total Current Liabilities ....................................      427,195      413,334

Partners' capital:
         General partner .................................................       42,746       39,123
         Limited partner .................................................    1,917,027    2,480,837
                                                                             ----------   ----------
            Total partners' capital ......................................    1,959,773    2,519,960
                                                                             ----------   ----------
Total Liabilities and Partners' Capital ..................................   $2,386,968   $2,933,294
                                                                             ==========   ==========

See accompanying notes

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                             (A Limited Partnership)

                             Statements of Earnings
                                   (Unaudited)

                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                 Sep. 30,    Sep. 30,  Sep. 30,    Sep. 30,
                                   1998        1997      1998       1997
                                   ----        ----      ----       ----
Income
         Interest ...........   $ 58,260   $ 67,847   $199,190   $213,716
         Miscellaneous income       --         --         --         --
                                --------   --------   --------   --------
            Total Income ....     58,260     67,847    199,190    213,716

Expenses

         Professional fees ..     11,933      6,783     38,659     35,226
         Fees to affiliates:
          Management ........      3,420      7,585     13,017     23,846
          Mortgage Servicing         282        656        845      1,220
         Other ..............        447        978      1,766      6,952
                                --------   --------   --------   --------
            Total Expenses ..     16,082     16,002     54,287     67,244
                                --------   --------   --------   --------

         Net Income .........   $ 42,178   $ 51,845   $144,903   $146,472
                                ========   ========   ========   ========

Net earnings per limited
 partner unit ...............   $    .08   $    .10   $    .28   $    .28
                                ========   ========   ========   ========

Weighted average limited ....    522,116    522,116    522,116    522,116
 partner units outstanding      ========   ========   ========   ========


See accompanying notes.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                             (A Limited Partnership)

                         Statements of Partners' Capital
                                   (Unaudited)

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,

                                                     1997                                     1996
                                 -----------------------------------------   -----------------------------------------
                                                                   TOTAL                                      TOTAL
                                     GENERAL       LIMITED       PARTNERS'       GENERAL       LIMITED      PARTNERS'
                                    PARTNERS      PARTNERS        CAPITAL       PARTNERS      PARTNERS       CAPITAL
                                 -----------------------------------------   -----------------------------------------
Balance at beginning of period   $    39,123   $ 2,480,837    $ 2,519,960    $    34,838   $ 3,493,147    $ 3,527,985

Net income ...................         3,623       141,280        144,903         36,618       109,854        146,472

Cash distributions to partners          --        (705,090)      (705,090)          --        (606,387)      (606,387)
                                 -----------   -----------    -----------    -----------   -----------    -----------

Balance at end of period .....   $    42,746   $ 1,917,027    $ 1,959,773    $    71,456   $ 2,996,614    $ 3,068,070
                                 ===========   ===========    ===========    ===========   ===========    ===========

See accompanying notes.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                             (A Limited Partnership)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                        NINE MONTHS ENDED
                                                                        --------------------
                                                                      SEP. 30,       SEP. 30,
                                                                        1998           1997
                                                                        ----           ----
Cash flows from operating activities:
         Net income ...........................................   $   144,903    $   146,472

         Adjustments to reconcile net earnings to net cash
               provided by operating activities:
                  Decrease (increase) in due from affiliates ..        (4,933)         2,205
                  Decrease (increase) in interest receivable ..        19,585        (55,416)
                  Decrease (increase) in other assets
                  Increase (decrease) in accounts payables
                    and accrued expenses ......................          --             --
                  Increase (decrease) in due to affiliates ....        13,861         10,032
                                                                  -----------    -----------
                      Net cash provided by operating activities       173,416        103,293
                                                                  -----------    -----------

Cash flows from investing activities:
         Loan to affiliates ...................................       (85,000)      (600,000)
                                                                  -----------    -----------
                     Net cash used in investing activities ....       (85,000)      (600,000)
                                                                  -----------    -----------

Cash flows from financing activities:
         Distributions to limited partners ....................      (705,090)      (606,387)
                                                                  -----------    -----------
                    Net cash used in financing activities .....      (705,090)    (1,206,387)
                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents: .........      (616,674)    (1,103,094)
                                                                  -----------    -----------

Cash and cash equivalents, beginning of period ................     1,647,623      3,464,102
                                                                  -----------    -----------

Cash and cash equivalents, end of period ......................   $ 1,030,949    $ 2,361,008
                                                                  ===========    ===========

See accompanying notes
                                        5

                             COMMON GOAL HEALTH CARE
                         PENSION AND INCOME FUND L.P. II
                             (A Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)
                               September 30, 1998


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

         Mortgage loans that management believes have virtually the same risk and potential rewards as joint ventures are accounted for and classified as investments in operating properties. Cash received with respect to the mortgage loans accounted for as investments in operating properties is recognized as interest income to the extent that such properties have earnings prior to the recognition of the distribution of cash to the Partnership; otherwise, such cash is recorded as a reduction of the related investments.

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

         The accompanying unaudited financial statements as of and for the three and nine months ended September 30, 1998 and 1997 are the representation of management and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations of the Partnership. All such adjustments are normal and recurring.

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

         On March 13, 1997 the Managing General Partner approved a loan of $425,000 (the "St. Catherine's Loan") to St. Catherine's Care Center of Tiffin, Inc., St. Catherine's Care Center of Bloomville, Inc., St. Catherine's Care Center of Washington Court House, Inc., St. Catherine's Care Center of Fostoria, Inc. and St. Catherine's Care Center of Findlay, Inc., (collectively, "St Catherine's Care Centers") affiliates of the Managing General Partner and to be secured by mortgages on the real properties owned by each of the foregoing, said mortgages being subordinated to senior indebtedness in the amount of $10,650,000 held by South Trust Bank of Alabama, N.A. and indebtedness of the Partnership in the amount of $400,000. The loan will bear interest at the rate of 13% per annum and will mature August 31, 2000. The Partnership funded this $425,000 loan on April 10, 1997. On December 3, 1997, the Managing General Partner approved an additional loan of $425,000 to the St. Catherine's Care Centers. As of September 30, 1998 the aggregate loan balance of all loans outstanding was $1,290,290.

         The principal balances outstanding for these loans as of September 30, 1998 were as follows:

         Joint Venture Loan                           $   50,590
         St. Catherine's of Tiffin                        51,500
         St. Catherine's of Bloomville                    36,000
         St. Catherine's of Fostoria                     102,000
         St. Catherine's of Findlay                      142,500
         St. Catherine's of Washington
         Court House                                      68,000
         St. Catherine's Care Center                     839,700
                                                      ----------
                                                      $1,290,290
                                                      ==========


(3)      Distributions
         -------------

         On April 2, 1998, the Partnership declared and paid a distribution of $101,979 ($.20 per unit) to Limited Partner unitholders of record at March 15, 1998. On July 15, 1998, the Partnership declared and paid a distribution of $500,000 ($.96 per unit) to Limited Partner unitholders of record at June 15, 1998.

(4)      Subsequent Distributions
         ------------------------

         On October 15, 1998, the Partnership declared and paid a distribution of $250,000 ($.48 per unit) to Limited Partner unitholders of record at September 15, 1998

Item 2. Managements Discussion and Analysis or Plan of Operations.
\       ----------------------------------------------------------

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

         Partnership assets decreased from $2,933,294 at December 31, 1997 to $2,386,968 at September 30, 1998. The decrease of $546,326 resulted primarily from cash distributions on January 12, April 2, and July 15, to the Limited Partners and loans to affiliates that was offset by net earnings for the period. As of September 30, 1998 the Partnership's loan portfolio consisted of seven mortgage loans, the aggregate outstanding principal balance of which was $1,290,290.

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

         The Partnership intends to maintain working capital reserves of approximately $100,000 (approximately $104,423 at December 31, 1997 and at September 30, 1998), an amount which is anticipated to be sufficient to satisfy liquidity requirements. The Managing General Partner continues monitoring of the level of working capital reserves.

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

         During the nine months ended September 30, 1998 and 1997, the Partnership had net earnings of $144,903 and $146,472, based on total revenue of $199,190 and $213,716 and total expenses of $54,287 and $67,244. For the nine months ended September 30, 1998 and 1997, the net earnings per limited partner unit was $.28 and $.28, respectively. During the three months ended September 30, 1998 and 1997, the Partnership had net earnings of $42,178 and $51,845 based on total revenue of $58,260 and $67,847 and total expenses of $16,082 and $16,002, respectively. For the three months ended September 30, 1998 and 1997, the net earnings per limited partner unit was $.08 and $.10 respectively.

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


             Common Goal Health Care Pension and Income Fund L.P. II
             -------------------------------------------------------
                                  (Registrant)



                                     By:   Common Goal Capital Group, Inc.,
                                           Managing General Partner



DATED: November 14, 1998                   /s/Albert E. Jenkins, III
                                           -------------------------
                                           Albert E. Jenkins, III
                                           President, Chief Executive Officer
                                           and Acting Chief Financial Officer