Form 10KSB
period 1998-12-31
COMMON GOAL HEALTH CARE PENSION & INCOME FUND L P II
filed 1999-04-15
CIK 856136

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998
                                       OR
   (  ) TRANSITION REPORT PURSUANT TO SECTION 13  OR  15 (D) OF  THE  SECURITIES
        EXCHANGE ACT OF 1934 - For the Transition period from ______ to ____

                             Commission File Number:
                                     0-21604

             Common Goal Health Care Pension and Income Fund L.P. II (Exact name of small business issuer as specified in its charter)

                  Delaware                         36-3644837
               (State or other                  (I.R.S. Employer
               Jurisdiction of               Identification Number)
              incorporation or
                organization)

              215 Main Street Penn Yan, New York     14527
          (Address of principal executive offices) (Zip Code)

                                 (315) 536-5985
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Units of Limited Partnership Interest

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. No as to (1); YES as to (2)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[X]

Issuer's revenues for the fiscal year ended December 31, 1998 were $283,316.

The aggregate sales price of the units of Limited Partnership Interest held by non-affiliates of the Registrant as of March 31, 1999 was $5,221,160 (490 investors). As of March 31, 1999, there was no market for these Units and no market is expected to develop. The aggregate sales price is accordingly not necessarily indicative of the price at which these Units would trade.

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus of the Registrant dated February 20, 1987, and filed pursuant to Rule 424(b) and Rule 424(c) under the Securities Act of 1933, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

                                PART I

Item 1.    Description of Business.

General.

Common Goal Health Care Pension and Income Fund L.P. II (the "Partnership") was organized on May 9, 1989 as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. The Partnership's general partners are Common Goal Capital Group, Inc. II ("Common Goal II" or the "Managing General Partner") and Common Goal Limited Partnership II (the "Associate General Partner") (collectively, the "General Partners"). With limited exceptions, Common Goal II has exclusive control over the business of the Partnership, including the right to manage the Partnership's assets. The Partnership commenced operations on July 2, 1990 after having accepted subscriptions for more than the requisite number of 117,650 units of limited partnership interest (the "Units") in a public offering registered with the Securities and Exchange Commission (the "Public Offering"). The Partnership raised a total of $5,221,160 when the Public Offering terminated.

The Partnership's primary business was to invest in or make mortgage loans which were secured by junior mortgages or deeds of trust (and may, in the future include first mortgages or deeds of trust, but not wrap-around or other liens which are more junior than second positions, except where approved by the Board of Directors) on fee or leasehold interests in health care-related real estate, including properties owned or acquired by affiliated borrowers, or other collateral, including interests in borrowers satisfactory to the Managing General Partner (the "Mortgage Loans"). The Partnership also made a Mortgage Loan through a joint venture with an affiliate. The facilities underlying the Partnership's loans to certain affiliated borrowers (See "Existing Mortgage Loans - St. Catherine's Loans" below) were leased to an unaffiliated third party in November 1998 (the "Third Party Lessee"). The Third Party Lessee did not assume the St. Catherine's Loans. For further information concerning the Partnership's present investments in Mortgage Loans, see "Existing Mortgage Loans" below.

Mortgage Loans. Mortgage Loans which are deemed to have substantially the same risks and potential rewards as an owner of an underlying property by virtue of characteristics such as participation in expected residual profits or where the lender provided all or substantially all necessary funds to acquire the property (such that the borrower has little or no equity therein), must be treated as investments in the underlying properties for financial accounting purposes. All Mortgage Loans previously characterized as investments in underlying properties were paid off in April 1995, and therefore, at December 31, 1998, 1997 and 1996, no Mortgage Loans were treated as investments in underlying properties. See "Item 7. Financial Statements."

The Partnership's objectives in making investments of the type described above were: (i) to preserve and protect the Partnership's capital; (ii) to provide quarterly distributions from investment income; and (iii) to provide for potential long-term appreciation of its Mortgage Loan investments, principally through participations payable at maturity of the Mortgage Loan or upon the sale or refinancing of the underlying property (the "Participations"). Because Participations in facility appreciation are paid only upon maturity of a Mortgage Loan or a sale of the underlying facility, increased cash distributions as a result of such Participations are not expected to commence for a period of five years or more from the date that the related Mortgage Loan is made, if at all. It is not an objective of the Partnership to provide tax-sheltered income.

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

Types of Mortgage Loans. The Partnership made Mortgage Loans on fee interests (or other beneficial interest essentially equivalent to a mortgage on real property). All real estate underlying existing Mortgage Loans is used in the health care industry, particularly real estate used as nursing home and intermediate care facilities. The Partnership does not intend to make additional Mortgage Loans.

Federal Income Taxes. The Partnership is not subject to federal income taxes as the liability for such taxes is that of the partners rather than the Partnership.

Other Operating and Investment Policies. Common Goal Health Care Participating Mortgage Fund L.P. ("Common Goal I"), an affiliated, publicly-offered limited partnership with investment objectives that are substantially identical to those of the Partnership, made a loan to a third party jointly with the Partnership (See "Joint Venture Loan" below).

The Managing General Partner will attempt to resolve any conflicts of interest between the Partnership and others by exercising the good faith required of fiduciaries. Neither the Partnership nor Common Goal intends to make additional Mortgage Loans and the Joint Venture Loan matures in 2000. Accordingly, the Managing General Partner believes that generally it will be able to resolve conflicts, if any, on an equitable basis. The foregoing provisions are not intended to relieve the General Partners of their fiduciary obligations to the Partnership.

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

Existing Mortgage Loans.

The St. Catherine's Loans - The principal balances outstanding for mortgage loan receivables as of December 31, 1998 were as follows:

                                  Second Mortgage Loans   Third Mortgage Loans
                                  ---------------------   --------------------


     Joint Venture Loan                   $50,590                 ----
     St. Catherine's of Tiffin             51,500              $48,353
     St. Catherine's of
      Bloomville                           36,000              163,529
     St. Catherine's of Fostoria          102,000              107,067
     St. Catherine's of Findlay           142,500              119,164
     St. Catherine's of
      Washington Court House               68,000              362,194
     Unallocated                            ----                39,393
                                  ----------------------  ---------------------
           Subtotal                      $450,590             $839,700
                                  ----------------------  ---------------------
              Total                                         $1,290,290
                                                          =====================


In November 1998, the St. Catherine's facilities were leased to the Third Party Lessee. The Third Party Lessee did not assume the St. Catherine's Loans.

Joint Venture Loan. In 1989, the Partnership entered into a joint venture agreement with Common Goal Health Care Participating Mortgage Fund, L.P. ("CGI") to make a mortgage loan (the "Joint Venture Loan") to two unaffiliated Tennessee limited partnerships (the "Borrowers"). The Joint Venture Loan was funded on August 1, 1990, in the original principal amount of $3,430,114 ($3,400,114 at December 31, 1991) with Common Goal I contributing 100% of such amount to the joint venture at that time. The Partnership contributed $95,600 to the joint venture. The Joint Venture Loan requires payment of Basic Interest at a rate of 13.7% per annum. The loan also requires payment of additional interest at a rate of 1.95% of gross revenues from the collateral securing the Joint Venture Loan in excess of $1,694,000 per annum. The loan also provides for payment of a participation equal to 30% of the first $1,000,000 of increase in the fair market value (or gross sales price) of the Facilities over aggregate secured indebtedness (including the Joint Venture Loan) as of the date of funding of the Joint Venture Loan and 17% of the balance of any such increase. The participation would be payable upon sale, refinancing of a senior mortgage loan or at maturity of the Joint Venture Loan with the fair market values to be determined at that time. The Joint Venture Loan is secured by a second mortgage on a 100-bed skilled and intermediate care facility owned by one of the Borrowers as well as a collateral assignment of 100% of the general partners' and limited partners' interest in each Borrower. The security interest was taken in the Borrowers insofar as the retirement and assisted care facility owned by the other Borrower is subject to a HUD regulatory agreement which prohibits junior encumbrances. The Partnership's principal balance as of December 31, 1998 was $50,590. The entire principal balance is due at the maturity date of January 1, 2000.

At December 31, 1998, the loan was current as to regular interest and annual gross revenue interest.

St. Catherine's Loans. The Partnership made and funded three mortgage loans to affiliated entities (the "St. Catherine's Loans"). The Partnership's affiliation with these entities is a result of the President and Chief Executive Officer of the Managing General Partner also serving as the President of the entities receiving the loans. As a result of the refinancing of the senior debt secured by the St. Catherine's, Court House and Findlay facilities, the Partnership's mortgage loans for these same facilities were refinanced on April 13, 1995 and the outstanding principal and Additional Interest were subsequently paid off. The refinancing of the senior debt did not provide sufficient proceeds to allow payment in cash of the participations owing under the St. Catherine's, Court House and Findlay Loans (the "SC Participations") in the total amount of The St. Catherine's borrowers paid the SC Participations through (i) the issuance of notes in the total amount of $400,000 bearing an interest rate of 11.00% per annum (a) maturing on the earlier of the sale or refinancing of the Tiffin, Bloomville, Fostoria, Washington Court House and Findlay Facilities (the "SC Facilities") or the maturity of the refinanced senior debt (August, 2000) and
(b)cross-collateralized by second mortgage liens on the SC Facilities; and (ii) the issuance of a contingent payment obligation by St. Catherine's of Seneca, Inc. in the amount of $202,500 and a contingent payment obligation by St. Catherine's Care Centers of Fostoria, Inc. in the amount of $238,000 (collectively, the "CPOs").

The CPOs bear interest at an annual rate of 11.00%, which is due quarterly, and mature on the earlier of the sale or refinancing of the SC Facilities or the maturity of the senior debt with South Trust (August, 2000). The CPOs provide that interest is payable on a current basis provided that the debt service coverage ratios on each of the SC Facilities is 1.2 to 1.0. In the event these debt service coverage ratios are not maintained, the interest shall accrue until the debt service coverage ratio is at least 1.2 to 1.0 or maturity. The CPOs further provide that principal is payable only to the extent that upon a resale or refinancing of the SC Facilities, there are sufficient proceeds to repay the senior debt and the amounts owing under the CPOs. The CPOs were assumed by an affiliated entity, Will Care of Ohio, Inc., and are secured, to the extent they become payable and are not paid, by a pledge of 30 shares of St. Catherine's of Seneca, Inc. common stock.

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

On March 13, 1997, the Managing General Partner approved loans of $425,000 to St. Catherine's Care Center of Tiffin, Inc., St. Catherine's Care Center of Bloomville, Inc., St. Catherine's Care Center of Washington Court House, Inc., St. Catherine's Care Center of Fostoria, Inc. and St. Catherine's Care Center of Findlay, Inc., (collectively, "St. Catherine's Care Centers") affiliates of the Managing General Partner, and to be secured by third mortgages on the real properties owned by each of the foregoing, said mortgages being subordinated to senior indebtedness in the amount of $10,650,000 held by South Trust Bank of Alabama, N.A. and indebtedness of the Partnership in the amount of $400,000. The loans bear interest at the rate of 13% per annum and will mature August 31, 2000. The Partnership funded $425,000 of these loans on April 10, 1997. On November 3, 1997 the Managing General Partner approved an increase of an additional $425,000 in the loans to the St. Catherine's Care Centers. As of December 31, 1998 the loan balance was $839,700. Notwithstanding approval of the increase in the loans in November 1997, the St. Catherine's borrowers suspended payments of interest during the fourth quarter of 1997. Payments recommenced in February, 1998 at the default rate of 16% per annum. As of March 31, 1999, the St. Catherine's borrowers were approximately $41,757 behind in interest payments.

The following charts provide certain summary information with respect to the Partnership's Mortgage Loans.

Common Goal II Second Mortgage Loans


                                                                                                        St. Catherine's
                 Joint Venture        St. Catherine's  St. Catherine's St. Catherine's St. Catherine's  of Washington
                    Loan (1)             of Tiffin     of Bloomville    of Fostoria     of Findlay       Court House
                -----------------      -------------   --------------  --------------  ------------    ---------------
Date of Loan          1990                  1995            1995            1995            1995             1995
Type of Loan       Collateral              Second          Second          Second          Second           Second
                   Assignment            Mortgage         Mortgage        Mortgage        Mortgage          Mortgage
                  of Interest             on one           on one          on one          on two            on one
                in one facility (2)      facility         facility        facility       facilities         facility

Current Principal
 Amount
 Outstanding as
 of December 31,
 1998                $50,590               $51,500         $36,000          $102,000        $142,500          $68,000

Interest Rate         13.70% (3)          11.00%(4)       11.00%(4)         11.00%(4)       11.00%(4)         11.00%(4)

Maturity           January 1, 2000     April 30, 2000   April 30, 2000   April 30, 2000   April 30, 2000    April 30, 2000

Property Type/     100-bed skilled     44-bed nursing   30-bed nursing  102-bed nursing  40-bed and 60-bed   50-bed nursing
 Location of         care and          home in Tiffin,  home in         home in Fostoria, nursing home in   home in Washington
 Property          intermediate care   OH               Bloomville, OH  OH                Findlay, OH       Court House, OH
 Securing           facility in
                  Honeybrook, PA (2)

Origination Fee
 Paid to an
 Affiliate (Paid
 by Borrower)         $101,900(1)            None              None            None            None               None

Relationship to
 Partnership         Non-Affiliate        Affiliate         Affiliate       Affiliate        Affiliate         Affiliate

----------------------

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


(3) In addition to Basic Interest of 13.7%, this loan requires payment of additional interest at a rate of 1.95% of the increase in gross revenues from the collateral securing the Joint Venture loan over the sum of 1,694,000 per annum payable in full within 45 days after the end of such fiscal year. The loan also requires additional interest in an amount equal to 30% of the first $1,000,000 of increase in the fair market value of the collateral securing the Joint Venture Loan over its aggregate secured indebtedness and 17% of the balance of any such increase in the fair market value of such facilities in excess of $1,000,000 over the aggregate secured indebtedness.


(4) Interest on the affiliated St. Catherine's Mortgage Loans is at a rate of 13.00% per annum, calculated on a 365-day year for the actual number of days lapsed, and paid quarterly.


Common Goal II Third Mortgage Loans




                                                                                       St. Catherine's
                     St. Catherine's  St. Catherine's St. Catherine's St. Catherine's  of Washington
                        of Tiffin     of Bloomville    of Fostoria     of Findlay       Court House        Unallocated
                     -------------   --------------  --------------  ------------    ---------------      --------------
Date of Loan               1997            1997            1997            1997             1997                1997

Type of Loan              Third           Third           Third           Third             Third                N/A
                         Mortgage         Mortgage       Mortgage        Mortgage          Mortgage
                          on one          on one          on one          on two            on one
                         facility        facility        facility       facilities         facility

Current Principal
 Amount
 Outstanding as
 of December 31,
 1998                    $48,353         $163,529         $107,067        $119,164          $362,194           $39,393

Interest Rate           13.00%(1)       13.00%(1)         13.00%(1)       13.00%(1)         13.00%(1)         13.00%(1)

Maturity              August 2000      August 2000      August 2000      August 2000      August 2000        August 2000

Property Type/      44-bed nursing   30-bed nursing  102-bed nursing  40-bed and 60-bed   50-bed nursing
 Location of        home in Tiffin,  home in         home in Fostoria, nursing home in   home in Washington
 Property           OH               Bloomville, OH  OH                Findlay, OH       Court House, OH
 Securing


Origination Fee
 Paid to an
 Affiliate (Paid
 by Borrower)             None              None            None            None               None               None

Relationship to
 Partnership           Affiliate         Affiliate       Affiliate        Affiliate         Affiliate            Affiliate




----------------------

(1) Interest on the affiliated St. Catherine's Mortgage Loans is at a rate of 13.00% per annum, calculated on a 365-day year for the actual number of days lapsed, and paid quarterly.


Partnership Allocation of Income and Loss and Distribution.

Net Income and Net Loss. Net income (except with respect to a "Disposition," which includes any Partnership transaction not in the ordinary course of its business, including, without limitation, collections of principal payments, equity participation payments, prepayments, prepayment penalties, sales, exchanges, foreclosures or other dispositions of Mortgage Loans held by the Partnership, recoveries of damage awards and insurance proceeds (other than the receipt of subscriptions for Units, all forms of interest payments when due on Mortgage Loans or business or rental interruption insurance proceeds)) and net loss of the Partnership is allocated 97.5% to Limited Partners and 2.5% to the General Partners. Net income arising from a Disposition is allocated 97.5% to Limited Partners and 2.5% to the General Partners to the extent of any negative balances in the capital accounts of the Limited Partners, and then 100% to Limited Partners in an amount necessary to bring the Limited Partners' capital accounts up to an amount equal to their Original Contributions, which means the amount of $10.00 for each Unit less the return of any amount of uninvested funds returned, as defined in the prospectus, plus the 11.5% preferred cumulative return thereon (less previous distributions to the Limited Partners in payment of such amounts). The remainder of such net income is allocated 85% to the Limited Partners and 15% to the General Partners.

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

Thereafter, all previously subordinated amounts payable to the General Partners with respect to their 2.5% interest are paid in full to the extent funds are available, and if not available, are deferred and paid out of Disposition Proceeds, defined as receipts from Dispositions net of related expenses, amounts necessary for the payment of debts and obligations of the Partnership and any amount set aside for working capital reserves. The Partnership made distributions to the Limited Partners in excess of the 9% annual cumulative return on Adjusted Contributions in 1998.

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

Notwithstanding anything to the contrary, the Managing General Partner has the right to defer liquidation if, in the opinion of the Managing General Partner, the sale of Partnership assets in liquidation would result in a material under realization on the Partnership's assets.

Item 2. Description of Property.

     The Partnership did not own any real property as of December 31, 1998.

Item 3. Legal Proceedings.

     The Partnership is not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the last quarter of 1998.


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

The Revenue Act of 1987 contains provisions which may have an adverse impact on investors in certain" publicly traded partnerships." If the Partnership were to be classified as a "publicly traded partnership," income attributable to the Units would be characterized as portfolio income and the gross income attributable to Units acquired by tax-exempt entities after December 17, 1987 would be unrelated business income, with the result that the Units could be less marketable. The General Partners will, if necessary, take appropriate steps to ensure that the Partnership will not be deemed a "publicly traded partnership."

At March 31, 1999, 522,116 Units were outstanding, and were held by 490 holders of record.

The Partnership made distributions to Limited Partners of $1,205,991 ($991,337 as a distribution of principal) or $2.31 per Unit during 1998 and $1,222,290 ($1,027,726 as a distribution of principal) or $2.34 per Unit during 1997.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Liquidity and Capital Resources.

Common Goal Health Care Pension and Income Fund L.P. II, a Delaware limited partnership (the "Partnership"), was formed to make mortgage loans secured by a mix of first and junior liens on health care-related properties. The Partnership commenced its offering of Units to the public on January 12, 1990, authorized to sell up to 1,000,000 Units at $10.00 per Unit. Total gross offering proceeds raised were $5,221,160. The Partnership commenced operations on July 2, 1990. As of December 31, 1998, all available Net Offering Proceeds have been invested in Mortgage Loans and/or short-term investments in accordance with Partnership guidelines. The Partnership does not intend to make additional Mortgage Loans.

As of December 31, 1998, the Partnership had six Mortgage Loans outstanding directly or through a joint venture, including five Mortgage Loans to various affiliated St. Catherine's Facilities.

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

The Partnership maintains working capital reserves of approximately 2% of gross proceeds of the offering (approximately $104,423 at December 31, 1998), an amount which is anticipated to be sufficient to satisfy liquidity requirements. The Partnership has made quarterly distributions equal to 7.25% per annum for 1998 and 1997. See "Item 1. Business" and the Notes to the Financial Statements for further information regarding the Partnership's Mortgage Loans.

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

In accordance with FASB Statement of Standards No. 66, "Accounting for Sales of Real Estate", the $840,500 participation cannot be recognized as income at this time. The Partnership has recorded $400,000 of the participation amount, related to the mortgage loans receivable, as Deferred Revenue, and the interest thereon will be recognized as it is earned. Due to the contingent nature of the $440,500 in participation income due to the partnership related to the CPO'S, such amount has not been recorded as an asset of the Partnership and the participation income and interest earned on the CPO's will be recognized only when received.

The Partnership's balance of cash and cash equivalents at December 31, 1998 and December 31, 1997 was $839,759 and $1,647,623, respectively, which consisted of operating cash and working capital reserves. The decrease in cash and cash equivalents from December 31, 1997 to December 31, 1998 of $807,864 resulted from net income of $219,235, distributions paid in cash to limited partners of $955,091, and additional funding to St. Catherine's Care Centers of $85,000.
Dividend distributions noted as a return of capital represent those distributions which are in excess of current year earnings.

During the years ended December 31, 1998 and 1997, the Partnership reported net income of $219,235 and $199,553, based on total revenues of $283,316 and $279,251 and total expenses of $64,081 and $79,698, respectively. The Partnership's distributions to Limited Partners were $2.31 per Unit in 1998 and $2.34 per Unit in 1997, respectively. The 1998 distributions to Limited Partners included a return of capital of $1.90 per Unit and the 1997 distributions included a return of capital of $1.97 per unit. All interest received on the Mortgage Loans is currently being recognized as interest income.

Expenses decreased in 1998 by $15,617. There was a decrease of $13,220 in management fees caused by a drop in mortgage balances being serviced. Other expenses decreased by $5,347 from 1997 to 1998.

Additionally, under the terms of the Partnership agreement, the Partnership is required to reimburse the Managing General Partner for certain operating expenses. In an effort to maintain the yield to the Limited Partners, the Managing General Partner did not charge the Partnership for such expenses through December 31, 1990. In 1998 and 1997, the Managing General Partner was reimbursed by the Partnership for $32,298 and $34,457 of these expenses, respectively. The Managing General Partner believes that such charges have not adversely affected the current yield to Limited Partners.

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

Year 2000 Compliance

Information provided below constitutes a year 2000 readiness disclosure pursuant to the provisions of the Year 2000 Information Readiness and Disclosure Act.

The Year 2000 issue is the result of computer programs being written and microchips being programmed using two digits rather than four to define the applicable year. If not corrected, any program having time-sensitive software or equipment incorporating embedded microchips may recognize a date using "00" as the year 1900 rather than the year 2000 or may not recognize the year 2000 as a leap year. This could result in a variety of problems including miscalculations, loss of data and failure of entire systems. Critical areas that could be affected are accounts receivable, accounts payable, general ledger, cash management, computer hardware, telecommunications and property operating systems.

The Partnership receives quarterly interest payments from only a limited number of borrowers and its bank. The Partnership is in the process of obtaining documentation related to year 2000 readiness from its outside vendors, including its banks. The Partnership has received documentation from an outside vendor that maintains its books and records, indicating that the vendor is year 2000 compliant. The Partnership expects to complete the documentation phase by September 30, 1999. The Partnership expects to complete a contingency plan by September 30, 1999. However, the Partnership believes that based on the status of the Partnership's portfolio and its limited number of transactions, aside from catastrophic failures of banks, governmental agencies, etc., it could carry out substantially all of its critical administrative and accounting operations on a manual basis or easily convert to systems that are year 2000 ready.

Some statements in this Form 10-KSB are forward looking and actual results may differ materially from those stated. As discussed herein, among the factors that may affect actual results are changes in the financial condition of the borrower and/or anticipated changes in expenses or capital expenditures.

                               PART III

Item 7. Financial Statements.

     See Financial Statements.




        COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II







                           Table of Contents

                                                                     Page

Independent Auditors' Report..........................................F - 1

Financial Statements

     Balance Sheet....................................................F - 2

     Statements of Income.............................................F - 3

     Statements of Partners' Capital..................................F - 4

     Statements of Cash Flows.........................................F - 5

Notes to Financial Statements.........................................F - 6

                     INDEPENDENT AUDITORS' REPORT



To the Partners
Common Goal Health Care
 Pension and Income Fund L.P. II
Penn Yan, New York


We have audited the accompanying balance sheet of Common Goal Health Care Pension and Income Fund L.P. II (a limited partnership) as of December 31, 1998, and the related statements of income, partners' capital and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the management of Common Goal Health Care Pension and Income Fund L.P. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Common Goal Health Care Pension and Income Fund L.P. II as of December 31, 1998, and the results of its operations and its cash flows for each of the years in the two year period then ended in conformity with generally accepted accounting principles.

As described in NOte 2 to the financial statements Common Goal HealthCare Pension and Income Fund L.P. II has a significant portion of its mortgage loan receivables concentrated in properties in which it holds a third position on such loans.


                                 /s/Ehrhardt Keefe Steiner & Hottman PC
                                    Ehrhardt Keefe Steiner & Hottman PC

April 1, 1999
Denver, Colorado

        COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                             Balance Sheet
                           December 31, 1998


                                     Assets

Cash and cash equivalents ...............................     $  839,759
Accrued interest receivable and other ...................         64,343
Due from affiliates .....................................          9,967
Mortgage loans receivable (Note 2) ......................      1,290,290
                                                              ----------

Total assets ............................................     $2,204,359
                                                              ==========
                        Liabilities and Partners' Capital

Due to affiliates .......................................     $   34,967
Accrued distributions ...................................        250,000
Deferred revenue (Note 2) ...............................        400,000
                                                              ----------
      Total liabilities .................................        684,967
                                                              ----------

Partners' capital (Note 4)
   General partners .....................................         45,308
   Limited partners .....................................      1,474,084
                                                              ----------
      Total partners' capital ...........................      1,519,392
                                                              ----------

                                                              $2,204,359
                                                              ==========
                       See notes to financial statements.

        COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                         Statements of Income


                                             For the Years Ended
                                                  December 31,
                                             ---------------------
                                                1998        1997
                                             --------     --------

Revenue
  Interest income ......................     $269,756     $279,251
  Other income .........................       13,560         --
                                             --------     --------
                                              283,316      279,251
Expenses
  Professional fees ....................       23,219       20,269
  Fees to affiliates
    Management .........................       15,811       29,031
    Mortgage servicing .................        1,126        1,126
  Other ................................       23,925       29,272
                                             --------     --------
                                               64,081       79,698
                                             --------     --------

Net income .............................     $219,235     $199,553
                                             ========     ========

Net income allocated to general partners     $  5,481     $  4,989
Net income allocated to limited partners      213,754      194,564
                                             --------     --------

                                             $219,235     $199,553
                                             ========     ========

Basic earnings per limited partner unit      $    .41     $    .37
                                             ========     ========

Weighted average limited partner units
 outstanding ...........................      522,116      522,116
                                             ========     ========

                  See notes to combined financial statements.

        COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                         Statement of Partners' Capital
                 For the Years Ended December 31, 1998 and 1997


                                                                           Total
                                          General        Limited          Partners'
                                         Partners        Partners         Capital
                                       -----------     -----------      -----------

Balance at December 31, 1996 .....     $    34,838     $ 3,493,147      $ 3,527,985

Net income .......................           4,989         194,564          199,553

Principal distributions to limited
 partners ($1.97 per unit) .......            --        (1,027,726)      (1,027,726)

Distributions to limited partners
 ($.37 per unit) .................            --          (194,564)        (194,564)
                                       -----------     -----------      -----------

Balance at December 31, 1997 .....          39,827       2,465,421        2,505,248

Net income .......................           5,481         213,754          219,235

Principal distributions to limited
 partners ($1.90 per unit) .......            --          (991,337)        (991,337)

Distributions to limited partners
 ($.41 per unit) .................            --          (213,754)        (213,754)
                                       -----------     -----------      -----------

Balance at December 31, 1998 .....     $    45,308     $ 1,474,084      $ 1,519,392
                                       ===========     ===========      ===========



                       See notes to financial statements.

        COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                       Statements of Cash Flows


                                                       For the Years Ended
                                                            December 31,
                                                    ----------------------------
                                                        1998             1997
                                                    -----------      -----------

Cash flows from operating activities
  Net income ..................................     $   219,235      $   199,553
                                                    -----------      -----------
  Adjustments to reconcile net income to net
  cash provided by operating activities -
   Accrued interest receivable ................          (2,191)            --
   Accrued expenses ...........................         250,000          (51,064)
   Due to/from affiliates .....................          15,183           12,022
                                                    -----------      -----------
                                                        262,992          (39,042)
                                                    -----------      -----------
      Net cash provided by operating activities         482,227          160,511
                                                    -----------      -----------

Cash flows from investing activities
  Loans to affiliates .........................         (85,000)        (754,700)
                                                    -----------      -----------
      Net cash used in investing activities ...         (85,000)        (754,700)
                                                    -----------      -----------

Cash flows from financing activities
  Distributions to partners ...................      (1,205,091)      (1,222,290)
                                                    -----------      -----------
      Net cash used in financing activities ...      (1,205,091)      (1,222,290)
                                                    -----------      -----------

Net decrease in cash and cash equivalents .....        (807,864)      (1,816,479)

Cash and cash equivalents, beginning of year ..       1,647,623        3,464,102
                                                    -----------      -----------

Cash and cash equivalents, end of year ........     $   839,759      $ 1,647,623
                                                    ===========      ===========



Supplemental disclosure of cash flow information:
     Interest paid was $0 for 1998 and 1997.

     Income taxes paid was $0 for 1998 and 1997.

                       See notes to financial statements.

        COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                          Notes to Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies

Common Goal Health Care Pension and Income Fund L.P. (the Partnership), a Delaware Limited Partnership, was formed on May 9, 1989 to invest in and make mortgage loans to third parties and affiliates involved in health care. Having previously sold more than the specified minimum of 117,650 units ($1,176,500), the Partnership commenced operations on July 2, 1990. The Partnership's offering terminated on January 11, 1992, with the Partnership having sold 522,116 units ($5,221,160). There is no active public trading market for the units. At December 31, 1998, there were 522,116 unit holders.

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

For entities investing in and making mortgage loans to businesses in the health care industry, certain inherent risks may increase the possibility of actual results differing from management's estimates. These inherent risks include, among other things, the following:

o Substantial dependence on revenues derived from reimbursement by the Federal Medicare and state Medicaid programs;

o    Government  regulation,   government  budgetary  constraints  and  proposed
     legislative and regulatory changes; and

Note 1 - Organization and Summary of Significant  Accounting  Policies
(continued)

o    Lawsuits alleging malpractice and related claims.

Partnership Management Fees and Operating Expenses

Under the terms of the Partnership agreement, the Partnership is required to pay a quarterly management fee to the Managing General Partner equal to 1% per annum of adjusted contributions, as defined. Additionally, a mortgage and investing servicing fee equal to .25% per annum of the Partnership's outstanding mortgage loan receivable and investment amounts are to be paid to Common Goal Mortgage Company (CGMC), an affiliate of the General Partners.

Additionally, under the terms of the Partnership agreement, the Partnership is required to reimburse the Managing General Partner for certain operating expenses. In an effort to maintain the yield to the Limited Partners, the Managing General Partner did not charge the Partnership for such expenses through December 31, 1990. In 1998 and 1997, the Managing General Partner charged the Partnership for $32,298 and $34,457 of these expenses, respectively. The Managing General Partner believes that such charges have not adversely affected the current yield to Limited Partners.

Mortgage loans that have virtually the same risk and potential rewards as joint ventures are accounted for and classified as investments in operating properties. The Partnership agreement authorized the payment of a 3% mortgage placement fee to CGMC in connection with the original placement of these mortgage loans. CGMC elected to defer the receipt of the fee until the repayment of the mortgage loans. CGMC was entitled to a mortgage placement fee of up to $127,468 at the time of repayment in April 1995; however, as consideration for immediate cash payment, CGMC agreed to a fee of $116,094, representing payment in full. Cash received related to investments in operating properties is recognized as interest income to the extent that such properties have earnings prior to the recognition of the distributions of cash to the Partnership; otherwise, such cash is recorded as a reduction of the related investments.

Partnership Allocation of Income and Losses and Distributions

Net Income

Net income (except with respect to a Disposition, as defined, which includes any Partnership transaction not in the ordinary course of its business, including without limitation, collections of principal payments, equity participation payments, prepayments, prepayment penalties, sales, exchanges, foreclosures other dispositions of Mortgage Loans held by the Partnership, recoveries of damage awards and insurance proceeds (other than the receipt of subscriptions for Units, all forms of interest payments when due on Mortgage Loans or business or rental interruption insurance proceeds) and net loss of the Partnership is allocated 97.5% to Limited Partners and 2.5% to the General Partners.

Partnership Allocation of Income and Losses and Distributions (continued)

Net Income (continued)

Net income arising from a Disposition is allocated 97.5% to Limited Partners and 2.5% to the General Partners to the extent of any negative balances in the capital accounts of the Limited Partners, and then 100% to Limited Partners in an amount necessary to bring the Limited Partners' capital accounts up to an amount equal to their Original Contributions, as defined, which means the amount of $10.00 for each unit less the return of any amount of uninvested funds returned, as defined, plus the 11.5% preferred cumulative return thereon (less previous distribution is to the Limited Partners in repayment of such amounts). Remaining net income is allocated 85% to the Limited Partners and 15% to the General Partners.

Distributions of Cash from Operations

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

    First, distributions to the Limited Partners equal to the 9% annual cumulative return on their adjusted contributions, as defined as original contributions attributable to a unit, reduced by the total of cash distributed from disposition proceeds and from working capital reserves, for such year (plus any amounts accrued from prior years) have been made to the Limited Partners; and

    Second, payment of all previously subordinated management fees, if any, have been made.

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

Distributions of Disposition Proceeds

The Managing General Partner has the right to reinvest or distribute all disposition proceeds received through the second anniversary of the final closing date and may reinvest disposition proceeds as necessary thereafter to avoid classification as an investment company under the Investment Company Act of 1940. Non-liquidating distributions of disposition proceeds are distributed in the following order of priority, except as otherwise required by law;

    First, 100% to the Limited Partners until the Limited Partners have received an amount which, when added to prior distributions of disposition proceeds and cash from reserves attributable thereto, equals the original contributions of the limited partners;

    Second, 100% to the limited partners until each limited partner has received an amount which, when added to all prior distributions to limited partners from all sources (including prior distributions in satisfaction of the 9% annual cumulative return but excluding distributions pursuant to above), equals the 11.5% per annum preferred cumulative return on their adjusted contributions, (calculated from the first day of the calendar quarter succeeding the quarter in which capital contributions were received);

    Third, 100% to the general partners until they have been paid 100% of the subordinated portion, if any, of (a) the partnership management fee, if any, and then (b) their 2.5% interest in adjusted cash from operations; and

    Fourth, the remainder, 85% to the limited partners and 15% to the general partners.

Dissolution and Returns of Principal

Since it was the intentions of the managing general partner to liquidate the partnership's assets between the tenth and fifteenth years after the closing date (the "Final Closing Date"), the managing general partner will adopt the following procedures to provide for an orderly liquidation; the managing general partner intends to confine the Partnership's investment activities to mortgage loans with terms ending prior to the end of the tenth anniversary of the final closing date and will try to sell any property the Partnership has acquired by foreclosure or otherwise in an orderly fashion. Any such sales to affiliates of the Partnership or the general partners would require the approval of a majority of the independent members of the board of directors of the managing general partner. To the extent that any mortgage loans will not mature by their terms prior to the end of such tenth anniversary, it may become necessary to sell such investments. It can be reasonably anticipated that the Partnership may be required to sell such investments for less than their outstanding principal balances as of the date of sale. The Partnership intends to reinvest loan proceeds received only as and if necessary to avoid classification as an investment company under the Investment Company Act of 1940.

Dissolution and Returns of Principal (continued)

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

Notwithstanding anything to the contrary, the managing general partner has the right to defer liquidation if, in the opinion of the managing general partner, the sale of partnership assets in liquidation would result in a material underrealization on the partnership" assets.

Allowance for Losses

An allowance for loan losses is provided, if necessary, at a level which the Partnership's management considers adequate based upon an evaluation of known and inherent risks in the loan portfolio. There was no allowance for losses at December 31, 1998.

Federal Income Taxes

No income tax provision has been included in the financial statements since income or loss of the Partnership is required to be reported by the partners on their respective income tax returns.

Basic Earnings Per Limited Partner Unit

Basic earnings per limited partner unit is computed based on the weighted average limited partner units outstanding for the year dividend into the net income applicable to the Limited Partners.

There were no dilutive limit partner units during 1997 or 1998.

Cash and Cash Equivalents

The Partnership classifies all short-term investments with maturities of three months or less at the date of purchase as cash equivalents. At December 31, 1998, cash equivalents consisted of money market accounts.

Recently Issued Accounting Pronouncements

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. Currently the Company's only component, which would comprise comprehensive income, is its results of operations.

Also, in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating
decision  maker  in  deciding  how  to  allocate   resources  and  in  assessing
performance.

SFAS No.'s 130 and 131 are effective for financial statements for periods beginning after December 15, 1997, and require comparative information for earlier periods to be restated.

In February of 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132), which supercedes SFAS No.'s 87, 88, and 106. SFAS No. 132 addresses disclosure only and is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for prior periods is required. The adoption of SFAS No. 132 will have no current impact on the Company's financial statements, as no prior disclosures under SFAS No. 87, 88, or 106 were applicable.

Recently Issued Accounting Pronouncements (continued)

In June of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"(SFAS No.
133). SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15,1999. Initial application of SFAS No. 133 shall be as of the beginning of an entity's fiscal quarter, on that date, hedging relationships shall be designated anew and documented under the provisions of this statement. The adoption of SFAS No. 133 shall not be retroactively applied. This statement currently has no impact on the financial statements of the Company, as the Company does not hold any derivative instruments or participate in any hedging activities.

Concentration of Credit Risk

The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, accrued interest receivable and mortgage loans receivable. The Company maintains cash balances in bank deposit accounts, which at times, may exceed federally insured limits. At December 31, 1998, the Company's cash balances were in excess of such limits by approximately $731,000.

The accrued interest receivable and mortgage loan receivable balances at December 31, 1998 are from the various mortgage described in Note 2.


Note 2 - Mortgage Loans Receivable

On March 7, 1997, the Partnership entered into a loan agreement with the St. Catherine entities which are affiliated entities (Washington Court House, Fostoria, Tiffin, Bloomville and Findlay), whereby the Partnership would fund $425,000 for the renovation of the St. Catherine facilities. The loan, which is secured by the St. Catherine facilities, bears interest at a rate of 13% per annum with the entire principal balance due on the maturity date of August 31, 2000.

On March 31, 1998, the Partnership and the St.  Catherine  entities  amended the
March 7, 1997 loan in order to increase the principal amount of the loan to $850,000. No other terms of the loan were altered pursuant to the amendment.

The mortgage loan balances at December 31, 1998 to the affiliated St. Catherine entities totaled $839,700 which represent third mortgages on the underlying properties located in Ohio. The partnerships ability to recover interest and principal on these mortgages is dependent upon the underlying properties ability and generate sufficient operating income and/or appreciation in fair values.

A summary of mortgage loan receivable activity for the year ended December 31, 1998 is as follows:

Balance at December 31, 1997                      $1,205,290

Mortgage loan advances (renovation loan)              85,000
                                                   ---------

Balance at December 31, 1998                      $1,290,290
                                                   =========

Investments in Operating Properties

The Partnership made and funded three mortgage loans to affiliated entities (the "St. Catherine's Loans"). The Partnership's affiliation with these entities is a result of the President and Chief Executive Officer of the Managing General Partner also serving as the President of the entities receiving the loans. The Partnership's mortgage loans to the affiliated entities were related to the operating facilities and were accounted for as investments in operating properties. These mortgage loans were repaid on April 13, 1995 upon refinancing by the owners of their senior debt with an unrelated lender. In connection with the repayment of these mortgage loans, the Partnership recognized a gain on sale of investment in operating properties of $1,632,719. The refinancing of the senior debt did not provide sufficient proceeds to allow repayment of the participations owing under the St. Catherine's Washington Court House and Findlay Loans (the "SCC Participations") in the total amount of $840,500.

The St. Catherine's Washington Court Borrowers repaid the SCC Participations through:

(i)  the issuance of notes in the total amount of $400,000

     (a)  bearing interest rate of 11.00% per annum, which is due quarterly

     (b) maturing on the earlier of the sale or refinancing of the Tiffin, Bloombille, Fostoria, Court House and Findlay Facilities (the "SC Facilities") or the maturity of the senior debt with South Trust (August 2000) and

     (c)  cross-collateralized  by second  mortgage  liens on the SC Facilities;
          and

(ii) the issuance of contingent payment obligation by St. Catherine's of Senecca, Inc. in the amount of $202,500 and a contingent payment obligation by St. Catherine's Care Centers of Fostoria, Inc. in the amount of $238,000 (collectively, the "CPOs")

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

    In accordance with FASB Statement of Standards No. 66, "Accounting for Sales of Real Estate", the $840,500 participation was not recognized as income during 1995. The Partnership has recorded $400,000 of the participation amount, related to the mortgage loan receivable, as deferred revenue, and the interest thereon will be recognized as it is earned. Due to the contingent nature of the $440,500 due to the Partnership related to the CPOs, such amount has not been recorded as an asset of the Partnership and the participation income and interest earned on the CPOs will be recognized only when received. Interest received by the Partnership relating to the CPOs amounted to $47,904 and $49,006 for the years ended December 31, 1998 and 1997, respectively.

At December 31, 1998, the mortgage loans receivable included $50,590, representing the Partnership's participation in a $1,618,254 second mortgage loan made by an affiliated limited partnership. The loan, which is secured by two nursing home facilities in Pennsylvania, bears interest at a rate of 13.7% per annum and provides for the payment of participation interest based on the increase in the fair value of the properties at maturity or redemption of the loan or pursuant to any sale of the facilities. Participation interest is recorded as revenue when determinable, generally at maturity or redemption of the loan or pursuant to any sale of the facilities. The loan also provides for the payment of additional interest based upon the gross revenues of the facilities. The entire principal balance is due at the maturity date of January 1, 2000.

The repayment terms of the mortgage loans in affiliated operating properties resulted in new second mortgage loans on the St. Catherine's Facilities totaling $400,000 at December 31, 1998. These new second mortgage loans are appropriately classified as mortgage loan receivables as they do not contain virtually the same risk and potential rewards as joint ventures.

Note 3 - Fair Value of Financial Instruments

The fair value of the Partnership's mortgage loans receivable differed from their carrying value as follows:
                                                    Carrying        Fair
                                                      Value         Value
                                                   -----------   ----------


December 31, 1998                                   $1,290,290    $1,324,688

The Partnership estimates the fair value of its mortgage loans receivable by discounting future cash flows using an appropriate interest rate.

The carrying amounts at December 31, 1998 for cash and cash equivalents, accrued
interest  receivable,   due  from  and  to  affiliates,   and  accrued  expenses
approximated their fair values due to the short maturity of these instruments.


Note 4 - Partners' Capital

During 1997, the Partnership declared and paid distributions of $194,564 ($.37 per unit) to the Limited Partner unitholders. The Partnership also declared and paid distributions during 1997 of $1,027,726 ($1.97 per unit) which was a return of principal to the Limited Partner unitholders.

On December 15, 1998, the Partnership declared a distribution of $213,754 ($.41 per unit) to Limited Partner unitholders. The Partnership also declared distributions during 1998 of 991,337 ($1.90 per unit) as a return of principal to the Limited Partners. The Partnership has accrued $250,000 of these distributions at December 31, 1998 which were subsequently paid in January 1999.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


On March 20, 1999, the Partnership engaged Ehrhardt Keefe Steiner & Hottman PC as its independent auditors for fiscal years 1998 and 1997. Reports on Form 8-K, 8-K/A and 8-K/A2 reporting the event were filed on March 24, 1999, April 2, 1999, and April 9, 1999, respectively. There were no disagreements on financial statement disclosures or accounting matters covering the prior two fiscal years up through March 30, 1999 audited by the predecessor auditors.


Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

The Partnership does not have directors or officers. The following is a list of the officers and directors of the Managing General Partner as of March 31, 1999:

      Name                     Age        Position

      Albert E. Jenkins III     51        Chairman of the Board, Chief Executive
                                           Officer, President and Director
      Richard R. Wood           75        Secretary and Treasurer
      William E. Jasper         82        Director
      Rev. Terry A.
       Steinhauer Sr.           41        Director
      Linda R. Robison          51        Director

Albert E. Jenkins III is the President and Chief Executive Officer of the Managing General Partner and Common Goal Mortgage Company. Mr. Jenkins also serves on the boards of directors of the above-referenced corporations. Mr. Jenkins is a co-general partner of Common Goal Limited Partnership II, the Associate General Partner, and Common Goal Management Company. In 1986, Mr. Jenkins formed Common Goal Capital Group, Inc. to act as the corporate general partner of Common Goal I. That partnership successfully raised $19,129,110 from 1,533 investors and placed seven mortgages in six states secured by 13 facilities. Mr. Jenkins is also President, Chief Executive Officer and a director of St. Catherine's of Seneca, Inc., St. Catherine's Care Center of Tiffin, Inc., St. Catherine's Care Center of Bloomville, Inc. and St. Catherine's Care Centers of Fostoria, Inc. In addition, Mr. Jenkins is President and a director of St. Catherine's Health Care Management, Inc., St. Catherine's Care Center of Washington Court House, Inc. and St. Catherine's Care Center of Findlay, Inc. He is also president and sole director and shareholder of HealthCare Securities, Inc. which served as the Managing Dealer for the distribution of limited partner interests. Mr. Jenkins has been a licensed securities salesman since 1971 and an investment advisor registered under the Investment Advisers Act of 1940 since 1978.

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

Linda R. Robison, is a director of Common Goal Capital Group, Inc. II. Ms. Robison is an attorney and practices primarily in the areas of corporate transactions, corporate finance, tax, estate planning and real estate. She represents such industries as manufacturing, health care, construction, retail, distribution, and computer software. Ms. Robison has been admitted to the Bar in Massachusetts, Illinois, and Florida. She is a member of the American Bar Association, and the U.S. Tax Court, and past chair of the ABA Small Business Committee's subcommittee on corporate tax. She has published articles in the Practical Tax Lawyer, Securities & Commodities Regulation, Smith's Review-Federal, Estate and Gift Taxation, Taxation for Lawyers, and a Matthew Bender treatise on real estate transactions. She earned her undergraduate degree from the University of Georgia where she attained a B.S. in psychology and graduated cum laude and Phi Beta Kappa. Ms. Robison has a L.L.M. in taxation from Boston University. She is a co-founder and director of a wholesaler of sportswear, and a co-founder and director of a firm which finishes plastic parts for the computer and automotive industries. From 1983 to 1990 she was a Partner and Board Member of the Chicago based firm of Sachnoff & Weaver. She is a Past-President and Chairman of U.S. Committee for UNICEF/Chicago; a past President and Board Member of the Chicago Finance Exchange; and the Treasurer and Board Member of Chicago Midwest Women's Center. In addition she has served on the Advisory Board of YMCA; Board Member of Women in Management and a member of Business and Professional Women's Board.

Item 10.   Executive Compensation.

The Partnership has no executive officers or directors. The Partnership is not required to pay the officers and directors of the General Partners any current nor any proposed compensation in such capacities. However, the Partnership is required to pay certain fees, make distributions and allocate a share of the profits or losses of the Partnership to the General Partners as described under the caption "Management Compensation" on pages 8 through 11 of the Partnership's Prospectus, which description is incorporated herein by reference. Set forth below are the fees, compensation and other reimbursements paid or accrued to the Managing General Partner and its Affiliates for the year ended December 31, 1998.

                                  Capacities in
                               Which Compensation
Name of Affiliate                 was Received         Remuneration
-----------------              ------------------      ------------

Managing General Partner       Management fee          $15,811

Common Goal Mortgage           Mortgage loan           $ 1,126
Company                         servicing fees



No form of non-cash remuneration was paid by the Partnership.

For further information on compensation paid to Common Goal and its Affiliates, see "Management Compensation" on pages 8-11 of the Prospectus.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The Partnership, as an entity, does not have any directors or officers. The following is information concerning Unit ownership as of March 31, 1999.

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

(c)   Exhibits

      The following exhibits are included herein or incorporated by reference:

      Number

      3.1 (a) Amended and Restated Limited Partnership Agreement of Registrant dated as of December 6, 1989 (incorporated by reference from
              Exhibit 3.1, included in Registrant's Form S-11 Registration Statement S.E.C. File No. 33-31358).

     3.2 (b) Pages 8-11 of the Registrant's final Prospectus dated January 12, 1990, as filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended. (incorporated by reference from the Registrant's
              Form S-11   Registration Statement  S.E.C. File No. 33-31358)

                              SIGNATURES

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

                          COMMON GOAL HEALTH CARE PENSION AND
                          INCOME FUND L.P. II

                          By:  Common Goal Capital Group, Inc., II,
                               General Partner

                          By:  /s/ Albert E. Jenkins
                               Albert E. Jenkins III
                               Chairman and Chief Executive
                               Officer

Date:  April 15, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                       Position                  Date
/s/ Albert E. Jenkins      Chairman (Principal       April 15, 1999
Albert E. Jenkins III        Executive Officer),
                             President, Principal
                             Financial and
                             Accounting Officer
                             and Director of
                             Managing General
                             Partner
/s/ William E. Jasper, Jr. Director of Managing      April 15, 1999
William E. Jasper, Jr.       General Partner
/s/ Richard R. Wood        Director of Managing      April 15, 1999
Richard R. Wood              General Partner
/s/ Terry Steinhauer       Director of Managing      April 15, 1999
Terry Steinhauer             General Partner
/s/ Linda Robison          Director of Managing      April 15, 1999
Linda Robison                General Partner

(A Majority of the Board of Directors of the Managing General Partner)