Form 10KSB/A
period 1997-12-31
COMMON GOAL HEALTH CARE PENSION & INCOME FUND L P II
filed 1999-05-14
CIK 856136

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                   (Mark One)
   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 1997
                                       OR
   (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR  15  (D)  OF  THE SECURITIES
        EXCHANGE ACT OF 1934 - For the Transition period from ________ to ______


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

                            215 Main Street
                        Penn Yan, New York 14527
          (Address of principal executive offices) (Zip Code)
                            (315)536-5985
                      (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:
Limited Partnership Interests

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. NO as to (1) YES as to
(2)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[X]

Isssuer's revenues for the fiscal year ended December 31, 1997 were $279,251.

The aggregate sales price of the units of Limited Partnership Interest held by non-affiliates of the Registrant as of March 31, 1999 was $5,221,160 (490 investors). As of March 31, 1999, there was no market for these Units and no market is expected to develop. The aggregate sales price is accordingly not necessarily indicative of the price at which these Units would trade.

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus of the Registrant dated January 12, 1990, and filed pursuant to Rule 424(b) and Rule 424(c) under the Securities Act of 1933, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

                                PART I

Item 1.    Description of Business.

      General.

Common Goal HealthCare Pension and Income Fund L.P. II (the "Partnership") was organized on May 9, 1989 as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. The Partnership's general partners are Common Goal Capital Group, Inc. II ("Common Goal II" or the "Managing General Partner") and Common Goal Limited Partnership II (the "Associate General Partner") (collectively, the "General Partners"). With limited exceptions, Common Goal II has exclusive control over the business of the Partnership, including the right to manage the Partnership's assets. The Partnership commenced operations on July 2, 1990 after having accepted subscriptions for more than the requisite number of 117,650 units of limited partnership interest (the "Units") in a public offering registered with the Securities and Exchange Commission (the "Public Offering"). The Partnership raised a total of $5,221,160 when the Public Offering terminated.

The Partnership's primary business is to invest in or make mortgage loans which to date were secured by junior mortgages or deeds of trust (and may, in the future include first mortgages or deeds of trust, but not wrap-around or other liens which are more junior than second positions, except where approved by the Board of Directors) on fee or leasehold interests in health care-related real estate, including properties owned or acquired by affiliated borrowers, or other collateral, including interests in borrowers satisfactory to the Managing General Partner (the "Mortgage Loans"). To a lesser extent, the Partnership may make Mortgage Loans through joint ventures formed as general partnerships and may make Mortgage Loans secured by interests in partnerships, corporate stock, joint ventures or leasehold interests; provided, however, that the aggregate of such Mortgage Loans shall be less than 45% of the aggregate value of the Partnership's assets. The Partnership may not make Mortgage Loans in excess of $4,000,000 to any one entity. In addition, the Partnership will not make a Mortgage Loan if the amount of the aggregate mortgage indebtedness exceeds 90% of the appraised value of the property underlying the Mortgage Loan. The Partnership does not intend to make Mortgage Loans on properties with respect to which the debt service coverage ratio is less than 1.3 to 1, unless other underwriting criteria support the Mortgage Loan. Underwriting criteria which may be considered include whether loan-to-value ratios are less than 85%, whether there is additional collateral securing the Mortgage Loan, whether guarantees of repayment or other credit enhancements have been provided and such other factors as the Managing General Partner may deem appropriate. Additionally, the Partnership will require that any Mortgage Loan to an Affiliate provide the following:

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

The Partnership has adhered to these requirements in making its Mortgage Loans. Mortgage Loans which are deemed to have substantially the same risks and potential rewards as an owner of an underlying property by virtue of characteristics such as participation in expected residual profits or where the lender provided all or substantially all necessary funds to acquire the property (such that the borrower has little or no equity therein), must be treated as investments in the underlying properties for financial accounting purposes. All Mortgage Loans previously characterized as investments in underlying properties were paid in full in April 1995, and therefore, at December 31, 1997 and 1996, no Mortgage Loans were treated as investments in underlying properties. The Partnership treats its Mortgage Loans as mortgage loans for federal income tax purposes. See "Item 7. Financial Statements."

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

Existing Mortgage Loans.

The principal balances outstanding for mortgage loan receivables as of December 31, 1997 were as follows:

                                                   Second         Third
                                                  Mortgage      Mortgage
                                                    Loan          Loan
                                                  --------      --------

    Joint Venture Loan                            $ 50,950      $     -
    St. Catherine's of Tiffin                       51,500        48,313
    St. Catherine's of Bloomville                   36,000       110,887
    St. Catherine's of Fostoria                    102,000       106,979
    St. Catherine's of Findlay                     142,500       106,979
    St. Catherine's of Washington Court House       68,000       334,201
    Unallocated                                         -         47,341
                                                  --------      --------
                                  Subtotal         450,590       754,700
                                                  --------      --------

                                         TOTAL                $1,205,290
                                                              ==========

In November 1998, the St. Catherine's facilities were leased to the Third Party Lessee. The Third Party Lessee did not assume the St. Catherine's loans.

Joint Venture Loan. In 1989, the Partnership entered into a joint venture agreement with Common Goal Health Care Participating Mortgage Fund, L.P. ("CGI") to make a mortgage loan (the "Joint Venture Loan") to two unaffiliated Tennessee limited partnerships (the "Borrowers"). The Joint Venture Loan was funded on August 1, 1990, in the original principal amount of $3,430,114 ($3,400,114 at December 31, 1991) with Common Goal I contributing 100% of such amount to the joint venture at that time. The Partnership contributed $95,600 to the joint venture. The Joint Venture Loan requires payment of Basic Interest at a rate of 13.7% per annum. The loan also requires payment of additional interest at a rate of 1.95% of gross revenues from the collateral securing the Joint Venture Loan in excess of $1,694,000 per annum. The loan also provides for payment of a participation equal to 30% of the first $1,000,000 of increase in the fair market value (or gross sales price) of the Facilities over aggregate secured indebtedness (including the Joint Venture Loan) as of the date of funding of the Joint Venture Loan and 17% of the balance of any such increase. The participation would be payable upon sale, refinancing of a senior mortgage loan or at maturity of the Joint Venture Loan with the fair market values to be determined at that time. The Joint Venture Loan is secured by a second mortgage on a 100-bed skilled and intermediate care facility owned by one of the Borrowers as well as a collateral assignment of 100% of the general partners' and limited partners' interest in each Borrower. The security interest was taken in the Borrowers insofar as the retirement and assisted care facility owned by the other Borrower is subject to a HUD regulatory agreement which prohibits junior encumbrances. The CGI balance has been paid down to $1,567,664. In connection with the repayment of principal, the Partnerships agreed to release the mortgage on the skilled care and intermediate care facility. The Partnership's principal balance as of December 31, 1997 was $50,590. The entire principal balance is due at the maturity date of January 1, 2000.

At December 31, 1997, the loan was current as to regular interest and annual gross revenue interest.

St. Catherine's Loans. The Partnership made and funded three mortgage loans to affiliated entities (the "St. Catherine's Loans"). The Partnership's affiliation with these entities is a result of the President and Chief Executive Officer of the Managing General Partner also serving as the President of the entities receiving the loans. As a result of the refinancing of the senior debt secured by the St. Catherine's Court House and Findlay facilities, the Partnership's mortgage loans for these same facilities were refinanced on April 13, 1995 and the outstanding principal and Additional Interest were subsequently paid off. The refinancing of the senior debt did not provide sufficient proceeds to allow payment in cash of the participations owing under the St. Catherine's Court House and Findlay Loans (the "SC Participations") in the total amount of The St. Catherine's borrowers paid the SC Participations through (i) the issuance of notes in the total amount of $400,000 bearing an interest rate of 11.00% per annum (a) maturing on the earlier of the sale or refinancing of the Tiffin, Bloomville, Fostoria, Washington Court House and Findlay Facilities (the "SC Facilities") or the maturity of the refinanced senior debt (August, 2000) and
(b) cross-collateralized by second mortgage liens on the SC Facilities; and (ii) the issuance of a contingent payment obligation by St. Catherine's of Seneca, Inc. in the amount of $202,500 and a contingent payment obligation by St. Catherine's Care Centers of Fostoria, Inc. in the amount of $238,000 (collectively, the "CPOs").

The CPOs bear interest at an annual rate of 11.00%, which is due quarterly, and mature on the earlier of the sale or refinancing of the SC Facilities or the maturity of the senior debt with South Trust (August, 2000). The CPOs provide that interest is payable on a current basis provided that the debt service coverage ratios on each of the SC Facilities is 1.2 to 1.0. In the event these debt service coverage ratios are not maintained, the interest shall accrue until the debt service coverage ratio is at least 1.2 to 1.0 or maturity. The CPOs further provide that principal is payable only to the extent that upon a resale or refinancing of the SC Facilities, there are sufficient proceeds to repay the senior debt and the amounts owing under the CPOs. The CPOs are being assumed by an affiliated entity, Will Care of Ohio, Inc., and will be secured, to the extent they become payable and are not paid, by a pledge of 30 shares of common stock of St. Catherine's of Seneca, Inc.

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

On March 13, 1997 the Managing General Partner approved loans of $425,000 to St. Catherine's Care Center of Tiffin, Inc., St. Catherine's Care Center of Bloomville, Inc., St. Catherine's Care Center of Washington Court House, Inc., St. Catherine's Care Center of Fostoria, Inc. and St. Catherine's Care Center of Findlay, Inc., (collectively, "St. Catherine's Care Centers"), affiliates of the Managing General Partner and to be secured by mortgages on the real properties owned by each of the foregoing, said mortgages being subordinated to senior indebtedness in the amount of $10,650,000 held by South Trust Bank of Alabama, N.A. and indebtedness of the Partnership in the amount of $400,000. The loans bear interest at the rate of 13% per annum and will mature August 31, 2000. The Partnership funded the loans on April 10, 1997. On November 3, 1997, the
Managing General Partner approved an increase in the loans by up to an additional $425,000 to St. Catherine's Care Centers. As of December 31, 1997 the aggregate loan balances were $739,859. Notwithstanding approval of the increase in the loans in November 1997, the St. Catherine's borrowers suspended payments of interest during the fourth quarter of 1997. Payments recommenced in February, 1998 at the default rate of 16% per annum. As of December 31, 1997, the St. Catherine's borrowers were $42,877 behind in interest payments.

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

                              Common Goal II Second
                                 Mortgage Loans


                                                                                       St. Catherine's
                 Joint Venture        St. Catherine's  St. Catherine's St. Catherine's of Washington    St. Catherine's
                    Loan (1)             of Tiffin     of Bloomville    of Fostoria     Court House       of Findlay
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

Current Principal
 Amount
 Outstanding as
 of December 31,
 1997                $50,590               $51,500         $36,000          $102,000         $68,000         $142,500

Interest Rate         13.70% (3)          11.00%(4)       11.00%(4)         11.00%(4)       11.00%(4)         11.00%(4)

Maturity           January 1, 2000     April 30, 2000   April 30, 2000   April 30, 2000   April 30, 2000    April 30, 2000

Type of Property;  100-bed skilled     44-bed nursing   30-bed nursing  102-bed nursing   50-bed nursing   40-bed and 60-
 Location of         care and          home in Tiffin,  home in         home in Fostoria, home in           bed nursing
 Property          intermediate care   OH               Bloomville, OH  OH                Washington        home in Findlay,
 Securing           facility in                                                           Court House, OH   OH
 Loan             Honeybrook, PA (2)

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


(2) The Joint Venture Loan is secured by collateral assignments of 100% of the general partners and limited partners' interest in each Borrower. The security interest was taken in the Borrowers insofar as a retirement and assisted care facility owned by the Borrowers is subject to a HUD regulatory agreement which prohibits junior encumbrances on the facility.


(3) In addition to Basic Interest of 13.7%, this loan requires payment of additional interest at a rate of 1.95% of the increase in gross revenues from the collateral securing the Joint Venture loan over the sum of per annum payable in full within 45 days after the end of such fiscal year. The loan also requires additional interest in an amount equal to 30% of the first $1,000,000 of increase in the fair market value of the collateral securing the Joint Venture Loan over its aggregate secured indebtedness and 17% of the balance of any such increase in the fair market value of such facilities in excess of $1,000,000 over the aggregate secured indebtedness.


(4) Interest on the affiliated St. Catherine's Mortgage Loans is at a rate of 11% per annum, calculated on a 365-day year for the actual number of days lapsed, and paid quarterly.

                      Common Goal II Third Mortgage Loans


                                                                      St. Catherine's
                     St. Catherine's  St. Catherine's St. Catherine's of Washington    St. Catherine's
                        of Tiffin     of Bloomville    of Fostoria      Court House      of Findlay      Unallocated
                     -------------   --------------  --------------  ------------    ---------------    --------------
Date of Loan               1997            1997            1997            1997             1997              1997

Type of Loan              Third           Third           Third           Third             Third        Third Mortgage
                         Mortgage         Mortgage       Mortgage        Mortgage          Mortgage
                          on one          on one          on one          on two            on two
                         facility        facility        facility       facilities        facilities

Current Principal
 Amount
 Outstanding as
 of December 31,
 1997                    $48,353         $110,887         $106,979        $334,201          $106,979          $47,341

Interest Rate           13.00%(1)       13.00%(1)         13.00%(1)       13.00%(1)         13.00%(1)       13.00%(1)

Maturity              August 2000      August 2000      August 2000      August 2000      August 2000      August 2000

Type of Property;   44-bed nursing   30-bed nursing  102-bed nursing   50-bed nursing    40-bed and 60-       N/A
 Location of        home in Tiffin,  home in         home in Fostoria, home in Washington bed nursing
 Property           OH               Bloomville, OH  OH                Court House,       home in Findlay,
 Securing                                                              OH                 OH
 Loan

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




Partnership Allocation of Income and Loss and Distribution.

Net Income and Net Loss. Net income (except with respect to a "Disposition," which includes any Partnership transaction not in the ordinary course of its business, including, without limitation, collections of principal payments, equity participation payments, prepayments, prepayment penalties, sales, exchanges, foreclosures or other dispositions of Mortgage Loans held by the Partnership, recoveries of damage awards and insurance proceeds (other than the receipt of subscriptions for Units), all forms of interest payments when due on Mortgage Loans or business or rental interruption insurance proceeds) and net loss of the Partnership is allocated 97.5% to Limited Partners and 2.5% to the General Partners. Net income arising from a Disposition is allocated 97.5% to Limited Partners and 2.5% to the General Partners to the extent of any negative balances in the capital accounts of the Limited Partners, and then 100% to Limited Partners in an amount necessary to bring the Limited Partners' capital accounts up to an amount equal to their Original Contributions, which means the amount of $10.00 for each Unit less the return of any amount of uninvested funds returned, as defined in the prospectus, plus the 11.5% preferred cumulative return thereon (less previous distributions to the Limited Partners in payment of such amounts). The remainder of such net income is allocated 85% to the Limited Partners and 15% to the General Partners.

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

Thereafter, all previously subordinated amounts payable to the General Partners with respect to their 2.5% interest are paid in full to the extent funds are available, and if not available, are deferred and paid out of Disposition Proceeds, defined as receipts from Dispositions net of related expenses, amounts necessary for the payment of debts and obligations of the Partnership and any amount set aside for working capital reserves. The Partnership made distributions to the Limited Partners in excess of the 9% annual cumulative return on Adjusted Contributions during 1996. The Partnership made distributions below the 9% annual cumulative return an adjusted contributions during 1997.

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

The Partnership made distributions to Limited Partners of $1,222,290 (including $1,027,726 as principal distribution) or $2.34 per Unit during 1997, $482,515 or $.92 per Unit during 1996, and $403,747 or $.77 per Unit during 1995.

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

The Partnership intends to maintain initial working capital reserves of approximately 2% of gross proceeds of the offering (approximately $104,423 at December 31, 1997), an amount which is anticipated to be sufficient to satisfy liquidity requirements. The Managing General Partner, in its continued monitoring of the level of working capital reserves, had reduced the rate of distributions during 1997 below the 9% annual cumulative return an Adjusted Contributions. See "Item 1. Description of Business" and the Notes to the Financial Statements for further information regarding the Partnership's Mortgage Loans.

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

The Partnership is required to maintain working capital reserves of approximately 2% of gross proceeds of the offering (approximately $104,423), but had a balance of $1,647,623 at December 31, 1997. The proceeds from the repayments are being retained in working capital pending future investment. These additional funds are being invested per partnership guidelines. The
General Partner is currently evaluating the possibilities of additional investment opportunities.

Results of Operations.

The Partnership commenced operations July 2, 1990, and funded its first Mortgage Loan in November of 1990 (see "Item 1. Description of Business" - "Existing Mortgage Loans"). As of June 30, 1991, the Partnership had completed its portfolio of Mortgage Loans. Accordingly, the General Partners expect the Partnership's earnings to remain relatively constant.

During the years ended December 31, 1997 and 1996, the Partnership reported net income of $199,553 and $181,568 based on total revenues of $279,251 and $268,703 and total expenses of $79,698 and $87,135, respectively. The Partnership's net income per Limited Partner Unit was $.37 per Unit in 1997 and $.34 per Unit in 1996. The Partnership's distributions to Limited Partners were $2.34 per Unit in 1997 and $.92 per Unit in 1996. The 1997 dividend distributions to Limited Partners included a return of capital of $1.97 per Unit. The 1996 dividend distributions to Limited Partners included a return of capital of $.58 per Unit. Also, all interest received on the Mortgage Loans is currently being recognized as interest income as earned.

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

Additionally, under the terms of the Partnership Agreement, the Partnership is required to reimburse the Managing General Partner for certain operating expenses. In an effort to maintain the yield to the Limited Partners, the Managing General Partner did not charge the Partnership for such expenses through December 31, 1990. In 1997 and 1996, the Managing General Partner was reimbursed by the Partnership for $34,457, $38,656, $29,615, and $31,543 of these expenses, respectively. The Managing General Partner believes that such charges have not adversely affected the current yield to Limited Partners.

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

Year 2000 Compliance.

Information   provided  within  this  note  constitute  a  year  2000  readiness disclosure pursuant to the provisions of the Year 2000 Information Readiness and Disclosure Act.

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

Some statements in this Form 10-KSB/A are forward looking and actual results may differ materially from those stated. As discussed herein, among the factors that may affect actual results are changes in the financial condition of the borrower and/or anticipated changes in expenses or capital expenditures.

Item 7. Financial Statements.

See Financial Statements.


        COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II







                           Table of Contents

                                                                     Page

Independent Auditors' Reports.........................................1

Financial Statements

     Balance Sheet....................................................3

     Statements of Income.............................................4

     Statements of Partners' Capital..................................5

     Statements of Cash Flows.........................................6

Notes to Financial Statements.........................................7

                     INDEPENDENT AUDITORS' REPORT



To the Partners
Common Goal Health Care
 Pension and Income Fund L.P. II
Penn Yan, New York


We have audited the accompanying balance sheet of Common Goal Health Care Pension and Income Fund L.P. II (a limited partnership) as of December 31, 1997, and the related statements of income, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the management of Common Goal Health Care Pension and Income Fund L.P. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Common Goal Health Care Pension and Income Fund L.P. II as of December 31, 1997, and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, Common Goal Healthcare Pension and Income Fund L.P. II has a significant portion of its mortgage loan receivables concentrated in properties in which it holds a third position on such loans.



                                 /s/Ehrhardt Keefe Steiner & Hottman PC
                                    Ehrhardt Keefe Steiner & Hottman PC
April 1, 1999
Denver, Colorado

                     Independent Auditors' Report



The Partners
Common Goal Health Care
   Pension and Income Fund L.P. II:

We have audited the accompanying statements of income, partners' capital and cash flows of Common Goal Health Care Pension and Income Fund L.P. II (a limited partnership) for the year ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Common Goal Health Care Pension and Income Fund L.P. II for the year ended December 31, 1996, in conformity with generally accepted accounting principles.




/s/KPMG LLP
KPMG LLP


Denver, Colorado
March 31, 1997

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                                  Balance Sheet
                                December 31, 1997


                                     Assets

Cash and cash equivalents ...............................     $1,647,623
Accrued interest receivable from affiliates and other ...         62,152
Due from affiliates .....................................          3,517
Mortgage loans from affiliates receivable (Note 2) ......      1,205,290
                                                              ----------

Total assets ............................................     $2,918,582
                                                              ==========

                        Liabilities and Partners' Capital

Due to affiliates .......................................     $   13,334
Deferred revenue (Note 2) ...............................        400,000
                                                              ----------
      Total liabilities .................................        413,334
                                                              ----------

Partners' capital (Note 4)
   General partners .....................................         39,827
   Limited partners .....................................      2,465,421
                                                              ----------
      Total partners' capital ...........................      2,505,248
                                                              ----------

Total liabilities and partners' capital                       $2,918,582
                                                              ==========

                       See notes to financial statements.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                              Statements of Income


                                              For the Years Ended
                                                  December 31,
                                             ---------------------
                                               1997         1996
                                             --------     --------

Revenue
  Interest income from affiliates ......     $279,251     $268,703
                                              279,251      268,703
Expenses
  Professional fees ....................       20,269       20,705
  Fees to affiliates
    Management .........................       29,031       36,250
    Mortgage servicing .................        1,126        1,126
  Other ................................       29,272       29,054
                                               79,698       87,135
                                             --------     --------

Net income .............................     $199,553     $181,568
                                             ========     ========

Net income allocated to general partners     $  4,989     $  4,539
Net income allocated to limited partners      194,564      177,029
                                             --------     --------

                                             $199,553     $181,568
                                             ========     ========

Basic earnings per limited partner unit      $    .37     $    .34
                                             ========     ========

Weighted average limited partner
 units outstanding .....................      522,116      522,116
                                             ========     ========


                       See notes to financial statements.

            COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                         Statements of Partners' Capital
                 For the Years Ended December 31, 1997 and 1996


                                                                            Total
                                           General        Limited         Partners'
                                          Partners       Partners          Capital
                                       -----------     -----------      -----------

Balance at December 31, 1995 .....     $    30,299     $ 3,798,633      $ 3,828,932

Net income .......................           4,539         177,029          181,568

Distributions to limited partners
 ($.92 per unit) .................            --          (482,515)        (482,515)

Balance at December 31, 1996 .....          34,838       3,493,147        3,527,985

Net income .......................           4,989         194,564          199,553

Principal distributions to limited
 partners ($1.97 per unit) .......            --        (1,027,726)      (1,027,726)

Distributions to limited partners
 ($.37 per unit) .................            --          (194,564)        (194,564)
                                       -----------     -----------      ------------

Balance at December 31, 1997 .....     $    39,827     $ 2,465,421      $ 2,505,248
                                       ===========     ===========      ============


                       See notes to financial statements.

            COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                            Statements of Cash Flows


                                                         For the Years Ended
                                                            December 31,
                                                    ----------------------------
                                                        1997             1996
                                                    -----------      -----------

Cash flows from operating activities
  Net income ..................................     $   199,553      $   181,568
                                                    -----------      -----------
  Adjustments to reconcile net income to net
  cash provided by operating activities -
   Accrued interest receivable ................         (51,064)           1,166
   Accrued expenses ...........................            --             (7,422)
   Due to/from affiliates .....................          12,022           (2,696)
                                                    -----------      -----------
                                                        (39,042)          (8,952)
                                                    -----------      -----------
      Net cash provided by operating activities         160,511          172,616
                                                    -----------      -----------

Cash flows from investing activities
  Loans to affiliates .........................        (754,700)            --
                                                    -----------      -----------
      Net cash used in investing activities ...        (754,700)            --
                                                    -----------      -----------

Cash flows from financing activities
  Distributions to partners ...................      (1,222,290)        (482,515)
                                                    -----------      -----------
      Net cash used in financing activities ...      (1,222,290)        (482,515)

Net decrease in cash and cash equivalents .....      (1,816,479)        (309,899)

Cash and cash equivalents, beginning of year ..       3,464,102        3,774,001
                                                    -----------      -----------

Cash and cash equivalents, end of year ........     $ 1,647,623      $ 3,464,102
                                                    ===========      ===========

Supplemental disclosure of cash flow information: Interest paid was $0 for 1997 and 1996.

Income taxes paid was $0 for 1997 and 1996.

                       See notes to financial statements.

        COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                          Notes to Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies

Common Goal Health Care Pension and Income Fund L.P. (the Partnership), a Delaware Limited Partnership, was formed on May 9, 1989 to invest in and make mortgage loans to third parties and affiliates involved in health care. Having previously sold more than the specified minimum of 117,650 units ($1,176,500), the Partnership commenced operations on July 2, 1990. The Partnership's offering terminated on January 11, 1992, with the Partnership having sold 522,116 units ($5,221,160). There is no active public trading market for the units. At December 31, 1997, there were 488 unit holders.

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

Additionally, under the terms of the Partnership agreement, the Partnership is required to reimburse the Managing General Partner for certain operating expenses. In an effort to maintain the yield to the Limited Partners, the Managing General Partner did not charge the Partnership for such expenses through December 31, 1990. In 1997 and 1996, the Managing General Partner charged the Partnership for $34,457 and $38,656 of these expenses, respectively. The Managing General Partner believes that such charges have not adversely affected the current yield to Limited Partners.

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

     Note 1 - Organization and Summary of Significant Accounting Policies (continued)

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

Allowance for Losses

An allowance for loan losses is provided, if necessary, at a level which the Partnership's management considers adequate based upon an evaluation of known and inherent risks in the loan portfolio. There was no allowance for losses at December 31, 1997.

Federal Income Taxes

There were no significant differences between net income as reported in the accompanying financial statements and taxable income as reported on the partnership's tax returns for the years ended December 31, 1998 and 1997. There were also no significant differences between the financial reporting basis and tax basis of the partnership's assets and liabilities at December 31, 1998.

No income tax provision has been included in the financial statements since income or loss of the Partnership is required to be reported by the partners on their respective income tax returns.

Basic Earnings Per Limited Partner Unit

Basic earnings per limited partner unit is computed based on the weighted average limited partner units outstanding for the year divided into the net income applicable to the Limited Partners.

There were no dilutive limit partner units during 1996 or 1997.

Cash and Cash Equivalents

The Partnership classifies all short-term investments with maturities of three months or less at the date of purchase as cash equivalents. At December 31, 1997, cash equivalents consisted of money market accounts.

Recently Issued Accounting Pronouncements

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. Currently the Partnership's only component, which would comprise comprehensive income, is its results of operations.

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

In February of 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132), which supercedes SFAS No.'s 87, 88, and 106. SFAS No. 132 addresses disclosure only and is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for prior periods is required. The adoption of SFAS No. 132 will have no current impact on the Partnership's financial statements, as no prior disclosures under SFAS No. 87, 88, or 106 were applicable.

Recently Issued Accounting Pronouncements (continued)

In June of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"(SFAS No.
133). SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15,1999. Initial application of SFAS No. 133 shall be as of the beginning of an entity's fiscal quarter, on that date, hedging relationships shall be designated anew and documented under the provisions of this statement. The adoption of SFAS No. 133 shall not be retroactively applied. This statement currently has no impact on the financial statements of the Partnership, as the Partnership does not hold any derivative instruments or participate in any hedging activities.

Concentration of Credit Risk

The Partnership's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, accrued interest receivable and mortgage loans receivable. The Partnership maintains cash balances in bank deposit accounts, which at times, may exceed federally insured limits. At December 31, 1997, the Partnership's cash balances were in excess of such limits by approximately $1,549,000.

The accrued interest receivable and mortgage loan receivable balances at December 31, 1997 are from the various mortgage described in Note 2.


Note 2 - Mortgage Loans Receivable from Affiliates

On March 7, 1997, the Partnership entered into a loan agreement with the St. Catherine entities (Washington Court House, Fostoria, Tiffin, Bloomville and Findlay), whereby the Partnership would fund $425,000 for the renovation of the St. Catherine facilities. The loan, which is secured by the St. Catherine facilities, bears interest at a rate of 13% per annum with the entire principal balance due on the maturity date of August 31, 2000.

On March 31, 1998, the Partnership, the Partnership and the St. Catherine entities amended the March 7, 1997 loan in order to increase the principal amount of the loan to $850,000. No other terms of the loan were altered pursuant to the amendment.

The additions to mortgage loan balances during the year ended December 31, 1997 were to the affiliated St. Catherine entities and totaled $754,700 which, represent third mortgages on the underlying properties' located in Ohio. The Partnership's ability to recover interest and principal on these mortgages is dependent upon the underlying properties ability and generate sufficient operating income and/or appreciation in fair values.

A summary of mortgage loan receivable activity for the year ended December 31, 1997 is as follows:

Balance at December 31, 1996                        $  450,590

Mortgage loan advances (renovation loans)              754,700
                                                    ----------

Balance at December 31, 1997                        $1,205,290
                                                    ==========

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

     In accordance with FASB Statement of Standards No. 66, "Accounting for Sales of Real Estate", the $840,500 participation was not recognized as income during 1995. The Partnership has recorded $400,000 of the participation amount, related to the mortgage loan receivable, as deferred revenue, and the interest thereon will be recognized as it is earned. Due to the contingent nature of the $440,500 due to the Partnership related to the CPOs, such amount has not been recorded as an asset of the Partnership and the participation income and interest earned on the CPOs will be recognized only when received. Interest received by the Partnership relating to the CPOs amounted to $49,006 and $48,455 for the years ended December 31, 1997 and 1996, respectively.

Investments in Operating Properties (continued)

At December 31, 1997, the mortgage loans receivable included $50,590, representing the Partnership's participation in a $1,618,254 second mortgage loan made by an affiliated limited partnership. The loan, which is secured by two nursing home facilities in Pennsylvania, bears interest at a rate of 13.7% per annum and provides for the payment of participation interest based on the increase in the fair value of the properties at maturity or redemption of the loan or pursuant to any sale of the facilities. Participation interest is recorded as revenue when determinable, generally at maturity or redemption of the loan or pursuant to any sale of the facilities. The loan also provides for the payment of additional interest based upon the gross revenues of the facilities. The entire principal balance is due at the maturity date of January 1, 2000.

The repayment terms of the mortgage loans in affiliated operating properties resulted in new second mortgage loans on the St. Catherine's Facilities totaling $400,000 at December 31, 1997. These new second mortgage loans are appropriately classified as mortgage loan receivables as they do not contain virtually the same risk and potential rewards as joint ventures.


Note 3 - Fair Value of Financial Instruments

The fair value of the Partnership's mortgage loans receivable differed from their carrying value as follows:
                                                    Carrying        Fair
                                                     Value         Value
                                                    --------     ---------


December 31, 1997                                   $1,205,290   $1,213,595

The Partnership estimates the fair value of its mortgage loans receivable by discounting future cash flows using an appropriate interest rate.

The carrying amounts at December 31, 1997 for cash and cash equivalents, accrued
interest  receivable,   due  from  and  to  affiliates,   and  accrued  expenses
approximated their fair values due to the short maturity of these instruments.


Note 4 - Partners' Capital

During 1996, the Partnership declared and paid distributions of $482,515 ($.92 per unit) to the limited partner unitholders.

During 1997, the Partnership declared and paid distributions of $194,564 ($.37 per unit) to the Limited Partner unitholders. The Partnership also declared and paid distributions during 1997 of $1,027,726 ($1.97 per unit) which was a return of principal to the Limited Partner unitholders in accordance with the Partnership's policy, as such amounts were in excess of current year net income.

Item 8. Changes in and Disagreements with Accountants on Accounting and financial Disclosure.

On March 20, 1999, the Partnership engaged Ehrhardt Keefe Steiner & Hottman PC as its independent auditors for fiscal years 1998 and 1997. Reports on Form 8-K, 8K/A and 8-K/A-2 reporting the event were filed on March 24, 1999, April 2, 1999 and April 9, 1999, respectively. There were no disagreements on financial statement disclosures or accounting matters covering the prior two fiscal years up through March 20, 1999 with the predecessor auditors.


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

                              Capacities in
                           Which Compensation
Name of Affiliate             Was Received          Remuneration
-----------------          -------------------     --------------

Managing General Partner      Management fee         $29,031

Common Goal Mortgage          Mortgage loan          $ 1,126
Company                       servicing fees

------------------------

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


Exhibits and Reports on Form 8-K.

      (a)  Exhibits

      The following exhibits are included herein or incorporated by reference:

      Number

     3.1 (a) Amended and Restated Limited Partnership Agreement of Registrant dated as of December 6, 1989 (incorporated by reference from Exhibit 3.1, included in Registrant's Form S-11 Registration Statement S.E.C. File No. 33-31358)

     3.2 (b) Pages 8-11 of the Registrant's final Prospectus dated January 12, 1990, as filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended (Incorporated by reference from the Registrants Form S-11 Registration Statement S.E.C. File No. 33-31358).

     27. Financial Data Schedule.

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

Date: May 10, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                       Position                  Date
/s/ Albert E. Jenkins      Chairman (Principal       May 10, 1999
Albert E. Jenkins III        Executive Officer),
                             President, Principal
                             Financial and
                             Accounting Officer
                             and Director of
                             Managing General
                             Partner
/s/ William E. Jasper, Jr. Director of Managing      May 10, 1999
William E. Jasper, Jr.       General Partner

/s/ Richard R. Wood        Director of Managing      May 10, 1999
Richard R. Wood              General Partner

/s/ Terry Steinhauer       Director of Managing      May 10, 1999
Terry Steinhauer             General Partner

/s/ Linda Robison          Director of Managing      May 10, 1999
Linda Robison                General Partner

(A Majority of the Board of Directors of the Managing General Partner)