Form 10QSB
period 1999-03-31
COMMON GOAL HEALTH CARE PENSION & INCOME FUND L P II
filed 1999-05-21
CIK 856136

--------------------------------------------------------------------------------



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------


                                   FORM 10-QSB



(Mark One)
         (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly period ended March 31, 1999


         ( ) Transition Report Under Section 13 or 15(d) of the Exchange Act For the Transition period from _________ to _____________


                         Commission File Number: 0-21604

                              -------------------

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
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                                                   March 31,  December 31,
                                                                     1999        1998
                                                                 (Unaudited)
                                     Assets


Cash and cash equivalents .....................................  $  622,669   $  839,759
Due from affiliates ...........................................      11,484        9,967
Accrued interest receivable ...................................      72,549       64,343
Mortgage loans receivable .....................................   1,290,290    1,290,290
                                                                 ----------   ----------

Total Assets ..................................................  $1,996,992   $2,204,359
                                                                 ==========   ==========

                        Liabilities and Partners' Capital

Liabilities
Due to affiliates .............................................  $   34,305   $   34,967
Accrued distributions .........................................        --        250,000
Deferred revenue ..............................................     400,000      400,000
                                                                 ----------   ----------
              Total Liabilities ...............................     434,305      684,967
Partners' capital:
         General partner ......................................      46,390       45,308
         Limited partner ......................................   1,516,297    1,474,084
                                                                 ----------   ----------
                Total partners' capital .......................   1,562,687    1,519,392
                                                                 ----------   ----------

Total Liabilities and Partners' Capital .......................  $1,996,992   $2,204,359
                                                                 ==========   ==========

See accompanying notes

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                              Statements of Income
                                   (Unaudited)

                                                            THREE MONTHS ENDED
                                                          March 31,     March 31,
                                                            1999          1998
                                                            ----          ----
Revenue
         Interest Income .........................       $ 58,155       $ 71,408
                                                         --------       --------
              Total Revenue ......................         58,155         71,408

Expenses

         Professional fees .......................          9,717          5,033
         Fees to affiliates:
          Management .............................          2,805          4,927
          Mortgage Servicing .....................            282            282
         Other ...................................          2,056            819
                                                         --------       --------
                                                           14,860         11,061
                                                         --------       --------

              Net Income .........................       $ 43,295       $ 60,347
                                                         ========       ========

Net income allocated to general partners .........       $  1,082       $  1,509
Net income allocated to limited partners .........         42,213         58,838
                                                         --------       --------
                                                         $ 43,295       $ 60,347
                                                         ========       ========
Basic earnings per limited
 partner unit ....................................       $    .08       $    .12
                                                         ========       ========

Weighted average limited .........................        522,116        522,116
 partner units outstanding                               ========       ========


See accompanying notes.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                         Statements of Partners' Capital
                                   (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                                 MARCH 31,

                                                              1999                                         1998
                                            ----------------------------------------     -------------------------------------------

                                                                              TOTAL                                       TOTAL
                                              GENERAL       LIMITED         PARTNERS'      GENERAL        LIMITED        PARTNERS'
                                              PARTNERS      PARTNERS         CAPITAL       PARTNERS       PARTNERS       CAPITAL
                                            -----------------------------------------    -------------------------------------------
Balance at beginning of period .........    $    45,308    $ 1,474,084    $ 1,519,392    $    39,123    $ 2,480,837     $ 2,519,960

Net income .............................          1,082         42,213         43,295          1,509         58,838          60,347

Cash distributions to partners .........           --             --             --             --         (103,112)       (103,112)
                                            -----------    -----------    -----------    -----------    -----------     -----------

Balance at end of period ...............    $    46,390    $ 1,516,297    $ 1,562,687    $    40,632    $ 2,436,563     $ 2,477,195
                                            ===========    ===========    ===========    ===========    ===========     ===========

See accompanying notes

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                       THREE MONTHS ENDED

                                                                      MARCH 31,      MARCH 31,
                                                                        1999           1998
Cash flows from operating activities:
         Net income ...........................................   $    43,295    $    60,347

         Adjustments to reconcile  net income to net cash
            provided by operating activities:
                  Decrease (increase) in due from affiliates ..        (1,516)        (1,897)
                  Decrease (increase) in interest receivable ..        (8,206)        (9,739)
                  Increase (decrease) in due to affiliates ....          (663)         6,866
                                                                  -----------    -----------
                      Net cash provided by operating activities        32,910         55,577
                                                                  -----------    -----------

Cash flows from investing activities:
         Loan to affiliates ...................................          --          (53,000)
                                                                  -----------    -----------
                     Net cash used in investing activities ....          --          (53,000)
                                                                  -----------    -----------

Cash flows from financing activities:
         Distributions to limited partners ....................      (250,000)      (103,112)
                                                                  -----------    -----------
                    Net cash used in financing activities .....      (250,000)      (103,112)
                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents: .........      (217,090)      (100,535)

Cash and cash equivalents, beginning of period ................       839,759      1,647,623
                                                                  -----------    -----------

Cash and cash equivalents, end of period ......................   $   622,669    $ 1,547,088
                                                                  ===========    ===========

See accompanying notes.

                             COMMON GOAL HEALTH CARE
                         PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)
                                 March 31, 1999


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

         The accompanying unaudited financial statements as of and for the three months ended March 31, 1999 and 1998 are the representation of management and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations of the Partnership. All such adjustments are normal and recurring. These results are not necessarily indicative of the results for the entire year.

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

         St. Catherine's Loans. As a result of the refinancing of the senior debt by the St. Catherine's, Court House and Findlay facilities, the Partnership's mortgage loans for these same facilities were refinanced on April 13, 1995 and the outstanding principal and Additional Interest were subsequently paid off. The refinancing of the senior debt did not provide sufficient proceeds to allow payment in cash of the participations owing under the St. Catherine's, Court House and Findlay Loans (the "SC Participations") which totaled $840,500 in the aggregation. The St. Catherine's borrowers paid the SC Participations through (i) the issuance of notes in the total amount of $400,000, bearing an interest rate of 11.00% per annum (a) maturing on the earlier of the sale or refinancing of the Tiffin, Bloomville, Fostoria, Washington Court House and Findlay Facilities (the "SC Facilities")
          or the maturity of the refinanced senior debt (August, 2000) and (b) cross-collateralized by second mortgage liens on the SC Facilities; and (ii) the issuance of a contingent payment obligation by St. Catherine's of Seneca, Inc. in the amount of $202,500 and a contingent payment obligation by St. Catherine's Care Centers of Fostoria, Inc. in the amount of $238,000 (collectively, the "CPOs").

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

          On March 13, 1997 the Managing General Partner approved a loan of $425,000 to St. Catherine's Care Center of Tiffin, Inc., St. Catherine's Care Center of Bloomville, Inc., St. Catherine's Care Center of Washington Court House, Inc., St. Catherine's Care Center of Fostoria, Inc. and St. Catherine's Care Center of Findlay, Inc., (collectively, "St. Catherine's Care Centers") affiliates of the Managing General Partner and to be secured by mortgages on the real properties owned by each of the foregoing, said mortgages being subordinated to senior indebtedness in the amount of $10,650,000 held by South Trust Bank of Alabama, N.A. and indebtedness of the Partnership in the amount of $400,000. The loan will bear interest at the rate of 13% per annum and will mature August 31, 2000. The Partnership funded this $425,000 loan on April 10, 1997. On November 3, 1997 the Managing General Partner approved an additional loan of $425,000 to St. Catherine's Care Centers. As of March 31, 1999 the loan balance was $839,700.

         The principal balances outstanding for these loans as of March 31, 1999 were as follows:

                                             Second Mortgage Loan      Third Mortgage Loan
                                             --------------------      -------------------
Joint Venture Loan ...........................         $ 50,590         $   --
St. Catherine's of Tiffin ....................           51,500           48,353
St. Catherine's of Bloomville ................           36,000          163,529
St. Catherine's of Fostoria ..................          102,000          107,067
St. Catherine's of Findlay ...................          142,500          119,164
St. Catherine's of Washington
Court House ..................................           68,000          362,194
Unallocated ..................................             --             39,393
                                                       --------         --------
                                                       $450,590         $839,700
                                                       ========         ========

(3)      Subsequent Events
         -----------------

         On April 13, 1999, the Partnership declared and paid a distribution of $250,000 ($.48 per unit) to Limited Partner unitholders of record at March 15, 1999.

Item 2. Managements Discussion and Analysis or Plan of Operations.
        ------------------------------------------------------------------

         General
         -------

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

         Liquidity and Capital Resources
         -------------------------------

         Partnership assets decreased from $2,204,359 at December 31, 1998 to $1,996,992 at March 31, 1999. The decrease of $207,367 resulted primarily from cash distributions of $250,000 on January 2, to the Limited Partners that was partially offset by net earnings for the period. As of March 31, 1999 the Partnership's loan portfolio consisted of six mortgage loans, the aggregate outstanding principal balance of which was $1,290,290.

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

         The Partnership intends to maintain working capital reserves equal to approximately 2% of gross proceeds of the offering (approximately $104,423 at December 31, 1998 and at March 31, 1999), an amount which is anticipated to be sufficient to satisfy liquidity requirements. The Managing General Partner continues monitoring of the level of working capital reserves.

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

         During the quarters ended March 31, 1999 and 1998, the Partnership had net earnings of $43,295 and $60,347, based on total revenue of $58,155 and $71,408 and total expenses of $14,860 and $11,061. For the three months ended March 31, 1999 and 1998, the net earnings per limited partner unit was $.08 and $.12, respectively. The second mortgage loans were current as to regular interest as of March 31, 1999. The third mortgage loans were not current as to regular interest at March 31, 1999. The Partnership is working with the borrowers to bring the third mortgage loans current. As of March 31, 1999 the Partnership was owed $45,603 of interest. The borrowers are paying interest at the penalty rate of 3% per annum.

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

         Year 2000 Compliance

         Information provided within this note constitutes a year 2000 readiness disclosure pursuant to the provisions of the Year 2000 Information Readiness and Disclosure Act.

         The year 2000 issue is the result of computer programs being written and microchips being programmed using two digits rather than four to define the applicable year. If not corrected, any program having time-sensitive software or equipment incorporating embedded microchips may recognize a date using "00" as the year 1900 rather than the year 2000 or may not recognize the year 2000 as a leap year. This could result in a variety of problems including miscalculations, loss of data and failure of entire systems. Critical areas that could be affected are accounts receivable, accounts payable, general ledger, cash management, computer hardware, telecommunication and property operating systems.

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

         Some statements in this Form 10-QSB are forward looking and actual results may differ materially from those stated. As discussed herein, among the factors that may affect actual results are changes in the financial condition of the borrower and/or anticipated changes in expenses or capital expenditures.

PART II - OTHER INFORMATION

         Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit 27, Financial Data Schedule

         (b)      Reports on Form 8-K
                  Reports on Form 8-K, 8-K/A and 8-K/A-2 were filed on March 24, 1999, April 2, 1999 and April 12, 1999, respectively, to disclose a change in the Registrant's accountants.

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


             Common Goal Health Care Pension and Income Fund L.P. II
             -------------------------------------------------------
                                  (Registrant)



                                  By:      Common Goal Capital Group, Inc. II,
                                           Managing General Partner



DATED: May 19, 1999                       /s/  Albert E. Jenkins, III
                                           ----------------------------------
                                           Albert E. Jenkins, III
                                           President, Chief Executive Officer
                                           and Acting Chief Financial Officer