Form 10QSB
period 1999-06-30
COMMON GOAL HEALTH CARE PENSION & INCOME FUND L P II
filed 1999-08-16
CIK 856136

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------


                                   FORM 10-QSB



(Mark One)
    (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly period ended June 30, 1999


    ( )  Transition Report Under Section 13 or 15(d) of the Exchange Act For the
         Transition period from                      to
                                 -------------------    -------------------

                         Commission File Number: 0-21604


                         -------------------------------

             Common Goal Health Care Pension and Income Fund L.P. II (Exact name of small business issuer as specified in its charter)


            Delaware                                            36-3644837
            --------                                            ----------
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
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                                                              June 30,    December 31,
                                                                               1999           1998
                                                                               ----           ----
                                                                            (Unaudited)

                                     Assets
                                     ------


Cash and cash equivalents ................................................   $  434,082   $  839,759
Due from affiliates ......................................................       13,003        9,967
Accrued interest receivable ..............................................       58,192       64,343
Mortgage loans receivable ................................................    1,290,290    1,290,290
                                                                             ----------   ----------

Total Assets .............................................................   $1,795,567   $2,204,359
                                                                             ==========   ==========

                          Liabilities and Partners' Capital
                          ---------------------------------

Liabilities
Due to affiliates ........................................................   $   50,183   $   34,967
Accrued distributions ....................................................       40,906      250,000
Deferred revenue .........................................................      400,000      400,000
                                                                             ----------   ----------
            Total Liabilities ............................................      491,089      684,967

Partners' capital:
         General partner .................................................       47,208       45,308
         Limited partner .................................................    1,257,270    1,474,084
                                                                             ----------   ----------
            Total partners' capital ......................................    1,304,478    1,519,392
                                                                             ----------   ----------
Total Liabilities and Partners' Capital ..................................   $1,795,567   $2,204,359
                                                                             ==========   ==========

See accompanying notes

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                              Statements of Income
                                   (Unaudited)

                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                       June 30,   June 30,   June 30,   June 30,
                                         1999       1998       1999      1998
                                         ----       ----       ----      ----
Revenue
-------

         Interest Income ...........   $ 56,237   $ 69,522   $114,392   $140,930
                                       --------   --------   --------   --------
            Total Revenue ..........     56,237     69,522    114,392    140,930

Expenses
--------

         Professional fees .........     20,295     21,693     31,812     26,726
         Fees to affiliates:
          Management ...............      2,180      4,670      4,986      9,597
          Mortgage Servicing .......        281        281        563        563
         Other .....................        783        500      1,039      1,319
                                       --------   --------   --------   --------
            Total Expenses .........     23,539     27,144     38,400     38,205
                                       --------   --------   --------   --------

         Net Income ................   $ 32,698   $ 42,378   $ 75,992   $102,725
                                       ========   ========   ========   ========

Net Income allocated to
 general partners ..................   $    817   $  1,060   $  1,900   $  2,568

Net Income allocated to
 limited partners ..................     31,881     41,318     74,092   $100,157
                                       --------   --------   --------   --------
                                       $ 32,698   $ 42,378   $ 75,992   $102,725
                                       ========   ========   ========   ========

Basic earnings per limited
 partner unit ......................   $    .06   $    .08   $    .14   $    .20
                                       ========   ========   ========   ========

Weighted average limited ...........    522,116    522,116    522,116    522,116
                                       ========   ========   ========   ========
 partner units outstanding

See accompanying notes.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                         Statements of Partners' Capital
                                   (Unaudited)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,

                                                   1999                                        1998
                                 ----------------------------------------    -----------------------------------------

                                                                 TOTAL                                       TOTAL
                                    GENERAL       LIMITED       PARTNERS'       GENERAL       LIMITED       PARTNERS'
                                    PARTNERS      PARTNERS       CAPITAL        PARTNERS      PARTNERS       CAPITAL


Balance at beginning of period   $    45,308   $ 1,474,084    $ 1,519,392    $    39,123   $ 2,480,837    $ 2,519,960

Net income ...................         1,900        74,092         75,992          2,568       100,157        102,725

Distributions to partners ....          --        (290,906)      (290,906)          --        (205,091)      (205,091)
                                 -----------   -----------    -----------    -----------   -----------    -----------

Balance at end of period .....   $    47,208   $ 1,257,270    $ 1,304,478    $    41,691   $ 2,375,903    $ 2,417,594
                                 ===========   ===========    ===========    ===========   ===========    ===========

See accompanying notes.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                        SIX MONTHS ENDED
                                                                        ----------------

                                                                      JUNE 30,       JUNE 30,
                                                                        1999           1998
                                                                        ----           ----
Cash flows from operating activities:
         Net income ...........................................   $    75,992    $   102,725
         Adjustments to reconcile net income to net cash
           provided by operating activities:
                  Decrease (increase) in due from affiliates ..        (3,036)        (3,414)
                  Decrease (increase) in interest receivable ..         6,151         (6,752)
                  Increase (decrease) in due to affiliates ....        15,216          9,681
                                                                  -----------    -----------
                      Net cash provided by operating activities        94,323        102,240
                                                                  -----------    -----------
Cash flows from investing activities:
                  Loan to affiliates ..........................          --          (78,000)
                                                                  -----------    -----------
                     Net cash used in investing activities ....          --          (78,000)
                                                                  -----------    -----------

Cash flows from financing activities:
         Distributions to limited partners ....................      (500,000)      (205,093)
                                                                  -----------    -----------
                    Net cash used in financing activities .....      (500,000)      (205,093)
                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents: .........      (405,677)      (180,853)

Cash and cash equivalents, beginning of period ................       839,759      1,647,623
                                                                  -----------    -----------

Cash and cash equivalents, end of period ......................   $   434,082    $ 1,466,770
                                                                  ===========    ===========

See accompanying notes.

                             COMMON GOAL HEALTH CARE
                         PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)
                                  June 30, 1999


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

         The accompanying unaudited financial statements as of and for the three and six months ended June 30, 1999 and 1998 are the representation of management and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations of the Partnership. All such adjustments are normal and recurring. These results are not necessarily indicative of the results for the entire year.

         These financial statements should be read in conjunction with the Company's financial statements and notes included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on April 15, 1999, as amended May 14, 1999.

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

         St. Catherine's Loan. As a result of the refinancing of the senior debt by the St. Catherine's, Court House and Findlay facilities, the Partnership's mortgage loans for these same facilities were refinanced on April 13, 1995 and the outstanding principal and Additional Interest were subsequently paid off. The refinancing of the senior debt did not
         provide   sufficient   proceeds  to  allow  payment  in  cash  of  the
         participations owing under the St. Catherine's, Court House and Findlay Loans (the "SC Participations") which totaled $840,500 in the aggregate. The St. Catherine's borrowers paid the SC Participations through (i) the issuance of notes in the total amount of $400,000, bearing an interest rate of 11.00% per annum (a) maturing on the earlier of the sale or refinancing of the Tiffin, Bloomville, Fostoria, Washington Court House and Findlay Facilities (the "SC Facilities") or the maturity of the refinanced senior debt (August,
         2000) and (b) cross-collateralized by second mortgage liens on the SC Facilities; and (ii) the issuance of a contingent payment obligation by St. Catherine's of Seneca, Inc. in the amount of $202,500 and a contingent payment obligation by St. Catherine's Care Centers of Fostoria, Inc. in the amount of $238,000 (collectively, the "CPOs").

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

         In accordance with FASB Statement of Standards No. 66, "Accounting for Sales of Real Estate", the $840,500 participation cannot be recognized as income at this time. The Partnership has recorded $400,000 of the participation amount, related to the mortgage loan receivable, as Deferred Revenue, and the interest thereon will be recognized as it is income due to the partnership and the participation income and interest earned on the CPOs will be recognized only when received.

         On March 13, 1997 the Managing General Partner approved a loan of $425,000 to St. Catherine's Care Center of Tiffin, Inc., St. Catherine's Care Center of Bloomville, Inc., St. Catherine's Care Center of Washington Court House, Inc., St. Catherine's Care Center of Fostoria, Inc. and St. Catherine's Care Center of Findlay, Inc., (collectively, "St Catherine's Care Centers") affiliates of the Managing General Partner, and to be secured by mortgages on the real properties owned by each of the foregoing, said mortgages being subordinated to senior indebtedness in the amount of $10,650,000 held by South Trust Bank of Alabama, N.A. and indebtedness of the Partnership in the amount of $400,000. The loan will bear interest at the rate of 13% per annum and will mature August 31, 2000. The Partnership funded this $425,000 loan on April 10, 1997. On November 3, 1997 the Managing General Partner approved an additional loan of $425,000 to the St. Catherine's Care Centers. As of June 30, 1999 the loan balance was $839,700.

         The principal balances outstanding for these loans as of June 30, 1999 were as follows:


                                                   Second           Third
                                                Mortgage Loan    Mortgage Loan
                                                -------------    -------------

         Joint Venture Loan .................     $ 50,590         $   --
         St. Catherine's of Tiffin ..........       51,500           48,353
         St. Catherine's of Bloomville ......       36,000          163,529
         St. Catherine's of Fostoria ........      102,000          107,067
         St. Catherine's of Findlay .........      142,500          119,164
         St. Catherine's of Washington
         Court House ........................       68,000          362,194
         Unallocated ........................         --             39,393
                                                   --------        --------
                                                   $450,590        $839,700
                                                   ========        ========

         As of June 30, 1999, the second Mortgage Loans were current as to regular interest. The third Mortgage Loans were not current as to regular interest as of June 30, 1999. The borrowers are paying additional interest at the penalty rate of 3% per annum. As of June 30, 1999, the Partnership was owed $35,110 in interest on the Third Mortgage Loans, of which $7,024 was at the 3% penalty rate. The Partnership is working with the borrowers to bring the third Mortgage Loans current.

(3)      Partners' Capital
         -----------------

         On April 13, 1999, the Partnership declared and paid a distribution of $250,000 ($.48 per unit) to Limited Partner unitholders of record at March 15, 1999. On July 5, 1999, the Partnership declared and paid an accrued distribution of $40,906 ($.08 per unit) to Limited Partner unitholders of record at June 15, 1999.

Item 2. Managements Discussion and Analysis or Plan of Operations.
        ----------------------------------------------------------

         General
         -------

         Some statements in this Form 10-QSB are forward looking and actual results may differ materially from those stated. As discussed herein, among the factors that may affect actual results are changes in the financial condition of the borrower and/or anticipated changes in expenses or capital expenditures, and compliance with year 2000 issues.

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

         The Partnership's Mortgage Loans pay Basic Interest which is payable at higher rates than are being earned on temporary investments and provide for payments of Additional Interest and Participations. The interest derived from the Mortgage Loans and repayments of Mortgage Loans contribute to the Partnership's liquidity. These funds are used to make cash distributions to the Limited Partners, to pay normal operating expenses as they arise. The movement of funds from Mortgage Loans to short-term investments has increased the Partnership's overall liquidity, but has lowered expected interest income. The Partnership has structured its Mortgage Loans to provide for payment of quarterly distributions to Limited Partners from investment income.

         Liquidity and Capital Resources
         -------------------------------

         Partnership assets decreased from $2,204,359 at December 31, 1998 to $1,795,567 at June 30, 1999. The decrease of $408,792 resulted primarily from cash distributions on January 12, 1999 and April 13, 1999 to the Limited Partners that was partially offset by net earnings for the period. As of June 30, 1999 the Partnership's loan portfolio consisted of six mortgage loans, the aggregate outstanding principal balance of which was $1,290,290.

         The Partnership has structured its Mortgage Loans to provide for payment of quarterly distributions from investment income. The interest derived from the Mortgage Loans, repayments of Mortgage Loans and interest earned on short-term investments contribute to the Partnership's liquidity. These funds are used to make cash distributions to Limited Partners, to pay normal operating expenses as they arise.

         The Partnership intends to maintain working capital reserves equal to approximately 2% of gross proceeds of the offering (approximately $104,423 at June 30, 1999), an amount which is anticipated to be sufficient to satisfy liquidity requirements. The Managing General Partner continues monitoring the level of working capital reserves.

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

         During the six months ended June 30, 1999 and 1998, the Partnership had net earnings of $75,992 and $102,725, based on total revenue of $114,392 and $140,930 and total expenses of $38,400 and $38,205. For the six months ended June 30, 1999 and 1998, the net earnings per limited partner unit was $.14 and $.20, respectively. During the three months ended June 30, 1999 and 1998, the Partnership had net earnings of $32,698 and $42,378 based on total revenue of $56,237 and $69,522 and total expenses of $23,539 and $27,144, respectively. For the three months ended June 30, 1999 and 1998, the net earnings per limited partner unit was $.06 and $.08 respectively.

         For the six months ended June 30, 1999 compared with the six months ended June 30, 1998, the decrease in net earnings is due to distributions which resulted in decreased cash and cash equivalents invested in short term investments, decreases in interest income and increases in professional fees of $5,086, decreases in management fees of $4,611 and decreases in other expenses of $280.

         The second Mortgage Loans were current as to regular interest as of June 30, 1999. The third Mortgage Loans were not current as to regular interest as of June 30, 1999. The Partnership is working with the borrowers to bring the third Mortgage Loans current. As of June 30, 1999 the Partnership was owed $35,110 of interest. The borrowers are paying additional interest at the penalty rate of 3% per annum.

         The Partnership's success and the resultant rate of return to Limited Partners will be dependent upon, among other things, the ability of the Managing General Partner to identify suitable opportunities for the Partnership to reinvest its assets and the ability of the borrowers to pay the current interest, additional interest and principal of the Mortgage Loans.

         Year 2000 Compliance
         --------------------

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

Item 6.  Exhibits and Reports on Form 8-K

                  (a)     Exhibits
                          Exhibit 27, Financial Data Schedule

                  (b)     Reports on Form 8-K
                          Reports on Form 8-K, 8-K/A and 8-K/A2 were filed on March 24, 1999, April 2, 1999 and April 12, 1999, respectively to disclose a change in the Registrant's accountants.

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


             Common Goal Health Care Pension and Income Fund L.P. II
             -------------------------------------------------------
                                  (Registrant)



                                      By:  Common Goal Capital Group, Inc., II
                                           Managing General Partner



DATED: August 13, 1999                     /s/Albert E. Jenkins, III
                                           -------------------------
                                           Albert E. Jenkins, III
                                           President, Chief Executive Officer
                                           and Acting Chief Financial Officer