Form 10QSB
period 1999-09-30
COMMON GOAL HEALTH CARE PENSION & INCOME FUND L P II
filed 1999-11-15
CIK 856136

--------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           -------------------------

                                   FORM 10-QSB



(Mark One)
         (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly period ended September 30, 1999


         ( )    Transition Report Under Section 13 or 15(d) of the Exchange Act
                For the Transition period from                to
                                               --------------    ---------------

                         Commission File Number: 0-21604

                           -------------------------

             Common Goal Health Care Pension and Income Fund L.P. II (Exact name of small business issuer as specified in its charter)


            Delaware                                            36-3644837
    -------------------------                           ------------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES _X_  NO___

                         PART 1 - Financial Information

Item 1.  Financial Statements

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                                Balance Sheets

                                                      September 30,  December 31,
                                                           1999          1998
                                                           ----          ----
                                                        (Unaudited)

                                     Assets
                                     ------
Cash and cash equivalents ............................   $  396,949   $  839,759
Due from affiliates ..................................       14,520        9,967
Accrued interest receivable ..........................       61,461       64,343
Mortgage loans receivable ............................    1,290,290    1,290,290
                                                         ----------   ----------

Total Assets .........................................   $1,763,220   $2,204,359
                                                         ==========   ==========

                     Liabilities and Partners' Capital
                     ---------------------------------

Liabilities
Due to affiliates ....................................   $   38,111   $   34,967
Accrued distributions ................................       38,624      250,000
Deferred revenue .....................................      400,000      400,000
                                                         ----------   ----------
            Total Liabilities ........................      476,735      684,967

Partners' capital:
         General partner .............................       47,723       45,308
         Limited partner .............................    1,238,762    1,474,084
                                                         ----------   ----------
            Total partners' capital ..................    1,286,485    1,519,392
                                                         ----------   ----------
Total Liabilities and Partners' Capital ..............   $1,763,220   $2,204,359
                                                         ==========   ==========

See accompanying notes

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                              Statements of Income
                                   (Unaudited)

                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                    September 30,        September 30,
                                   1999       1998      1999        1998
                                   ----       ----      ----        ----
Revenue
-------

         Interest Income ....   $ 50,818   $ 58,260   $165,210   $199,190
                                --------   --------   --------   --------
            Total Revenue ...     50,818     58,260    165,210    199,190

Expenses
--------

         Professional fees ..     27,446     11,933     59,258     38,659
         Fees to affiliates:
          Management ........      2,068      3,420      7,054     13,017
          Mortgage Servicing         282        282        845        845
         Other ..............        391        447      1,430      1,766
                                --------   --------   --------   --------
            Total Expenses ..     30,187     16,082     68,587     54,287
                                --------   --------   --------   --------

         Net Income and
         Comprehensive Income   $ 20,631   $ 42,178   $ 96,623   $144,903
                                ========   ========   ========   ========

Net Income allocated to
 general partners - 2.5% ....   $    516   $  1,054   $  2,415   $  3,623

Net Income allocated to
 limited partners - 97.5% ...     20,115     41,124     94,208   $141,280
                                --------   --------   --------   --------
                                $ 20,631   $ 42,178   $ 96,623   $144,903
                                ========   ========   ========   ========

Basic earnings per limited
 partner unit ...............   $    .04   $    .08   $    .18   $    .27
                                ========   ========   ========   ========

Weighted average limited ....    522,116    522,116    522,116    522,116
 partner units outstanding      ========   ========   ========   ========

See accompanying notes.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                         Statements of Partners' Capital
                                   (Unaudited)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                  1999                                        1998
                                -----------------------------------------   -----------------------------------------

                                                                  TOTAL                                       TOTAL
                                     GENERAL      LIMITED       PARTNERS'       GENERAL       LIMITED       PARTNERS'
                                     PARTNERS     PARTNERS       CAPITAL        PARTNERS      PARTNERS       CAPITAL
                                -----------------------------------------   -----------------------------------------



Balance at beginning of period   $    45,308   $ 1,474,084    $ 1,519,392    $    39,123   $ 2,480,837    $ 2,519,960

Net income ...................         2,415        94,208         96,623          3,623       141,280        144,903

Distributions to partners ....          --        (329,530)      (329,530)          --        (705,090)      (705,090)
                                 -----------   -----------    -----------    -----------   -----------    -----------

Balance at end of period .....   $    47,723   $ 1,238,762    $ 1,286,485    $    42,746   $ 1,917,027    $ 1,959,773
                                 ===========   ===========    ===========    ===========   ===========    ===========

See accompanying notes.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                        NINE MONTHS ENDED
                                                                        -----------------

                                                                          September 30,
                                                                       1999          1998
                                                                       ----          ----
Cash flows from operating activities:
         Net income ...........................................   $    96,623    $   144,903
         Adjustments to reconcile net income to net cash
           provided by operating activities:
                  Decrease (increase) in due from affiliates ..        (4,553)        (4,933)
                  Decrease (increase) in interest receivable ..         2,882         19,585
                  Increase (decrease) in due to affiliates ....         3,144         13,861
                                                                  -----------    -----------
                      Net cash provided by operating activities        98,096        173,416
                                                                  -----------    -----------
Cash flows from investing activities:
                  Loan to affiliates ..........................          --          (85,000)
                                                                  -----------    -----------
                     Net cash used in investing activities ....          --          (85,000)
                                                                  -----------    -----------

Cash flows from financing activities:
         Distributions to limited partners ....................      (540,906)      (705,090)
                                                                  -----------    -----------
                    Net cash used in financing activities .....      (540,906)      (705,090)
                                                                  -----------    -----------

Net decrease in cash and cash equivalents: ....................      (442,810)      (616,674)

Cash and cash equivalents, beginning of period ................       839,759      1,647,623
                                                                  -----------    -----------

Cash and cash equivalents, end of period ......................   $   396,949    $ 1,030,949
                                                                  ===========    ===========

See accompanying notes.

                             COMMON GOAL HEALTH CARE
                         PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)
                               September 30, 1999


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

         An allowance for loan losses will be provided, if necessary, at a level which the Partnership's management considers adequate based upon an evaluation of known and inherent risks in the loan portfolio. Currently management believes no allowance for loan losses is necessary.

         No provision for income taxes has been recorded as the liability of such taxes is that of the partners rather than the Partnership.

         Earnings per limited partner unit is computed based on the weighted average limited partner units outstanding for the period.

         The accompanying unaudited financial statements as of and for the three and nine months ended September 30, 1999 and 1998 are the representation of management and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations of the Partnership. All such adjustments are normal and recurring. These results are not necessarily indicative of the results for the entire year.

         These financial statements should be read in conjunction with the Company's financial statements and notes included in the Annual Report on Form 10-KSB filed by the Company with the Securities and Exchange Commission on April 15, 1999, as amended May 14, 1999.

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

         On March 13, 1997 the Managing General Partner approved a loan of $425,000 to St. Catherine's Care Center of Tiffin, Inc., St. Catherine's Care Center of Bloomville, Inc., St. Catherine's Care Center of Washington Court House, Inc., St. Catherine's Care Center of Fostoria, Inc. and St. Catherine's Care Center of Findlay, Inc., (collectively, "St Catherine's Care Centers") affiliates of the Managing General Partner, and to be secured by mortgages on the real properties owned by each of the foregoing, said mortgages being subordinated to senior indebtedness in the amount of $10,650,000 held by South Trust Bank of Alabama, N.A. and indebtedness of the Partnership in the amount of $400,000. The loan will bear interest at the rate of 13% per annum and will mature August 31, 2000. The Partnership funded this $425,000 loan on April 10, 1997. On November 3,

         1997 the Managing General Partner approved an additional loan of $425,000 to the St. Catherine's Care Centers. As of September 30, 1999 the loan balances were $839,700.

         The principal balances outstanding for these loans as of September 30, 1999 were as follows:

                                       Second Mortgage Loan  Third Mortgage Loan

         Joint Venture Loan               $    50,590          $       -
         St. Catherine's of Tiffin             51,500               48,353
         St. Catherine's of Bloomville         36,000              163,529
         St. Catherine's of Fostoria          102,000              107,067
         St. Catherine's of Findlay           142,500              119,164
         St. Catherine's of Washington
         Court House                           68,000              362,194
         Unallocated                              -                 39,393
                                           -----------          -----------
                                           $  450,590            $  839,700
                                           ============         ===========

         As of September 30, 1999, the second Mortgage Loans were current as to regular interest. The third Mortgage Loans were not current as to regular interest as of September 30, 1999. The borrowers are paying additional interest at the penalty rate of 3% per annum. As of September 30, 1999, the Partnership was owed $38,364 in interest on the Third Mortgage Loans, of which $4,278 was at the 3% penalty rate. The Partnership is working with the borrowers to bring the third Mortgage Loans current.

(3)      Partners' Capital
         -----------------

         On April 13, 1999, the Partnership declared and paid a distribution of $250,000 ($.48 per unit) to Limited Partner unitholders of record at March 15, 1999. On July 5, 1999, the Partnership declared and paid an accrued distribution of $40,906 ($.08 per unit) to Limited Partner unitholders of record at June 15, 1999. On October 5, 1999, the Partnership declared and paid an accrued distribution of $38,624 ($.07 per unit) to Limited Partner unitholders of record at September 15, 1999.

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

         Liquidity and Capital Resources
         -------------------------------

         Partnership assets decreased from $2,204,359 at December 31, 1998 to $1,763,220 at September 30, 1999. The decrease of $441,139 resulted primarily from cash distributions on January 12, 1999, April 13, 1999 and July 5, 1999 to the Limited Partners that was partially offset by net earnings for the period. As of September 30, 1999 the Partnership's loan portfolio consisted of six mortgage loans, the aggregate outstanding principal balance of which was $1,290,290.

         The Partnership has structured its Mortgage Loans to provide for payment of quarterly distributions from investment income. The interest derived from the Mortgage Loans, repayments of Mortgage Loans and interest earned on short-term investments contribute to the Partnership's liquidity. These funds are used to make cash distributions to Limited Partners and to pay normal operating expenses as they arise.

         The Partnership intends to maintain working capital reserves equal to approximately 2% of gross proceeds of the offering (approximately $104,423 at September30, 1999), an amount which is anticipated to be sufficient to satisfy liquidity requirements. The Managing General Partner continues monitoring the level of working capital reserves.

         The second Mortgage Loans were current as to regular interest as of September 30, 1999. The third Mortgage Loans were not current as to regular interest as of September 30, 1999. The Partnership is working with the borrowers to bring the third Mortgage Loans current. As of September 30, 1999 the Partnership was owed $38,364 of interest. The borrowers are paying additional interest at the penalty rate of 3% per annum.

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

         During the nine months ended September 30, 1999 and 1998, the Partnership had net earnings of $96,623 and $144,903, based on total revenue of $165,210 nd $199,190 and total expenses of $68,587 and $54,287. For the nine months ended September 30, 1999 and 1998, the net earnings per limited partner unit was $.18 and $.27, respectively. During the three months ended September 30, 1999 and 1998, the Partnership had net earnings of $20,631 and $42,178 based on total revenue of $50,818 and $58,260 and total expenses of $30,187 and $16,082, respectively. For the three months ended September 30, 1999 and 1998, the net earnings per limited partner unit was $.04 and $.08 respectively.

         For the nine months ended September 30, 1999 compared with the nine months ended September 30, 1998, the decrease in net earnings is due to decreases in interest income of $33,980, increases in professional fees of $20,599, decreases in management fees of $5,963 and decreases in other expenses of $336.

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

         The Partnership receives quarterly interest payments from only a limited number of borrowers and its bank. The Partnership is in the process of obtaining documentation related to year 2000 readiness from its outside vendors, including its banks. The Partnership has received documentation from an outside vendor that maintains its books and records, indicating that the vendor is year 2000 compliant. The Partnership has completed the documentation phase of its contingency plan. The Partnership believes that based on the status of the Partnership's portfolio and its limited number of transactions, aside from catastrophic failures of banks, governmental agencies, etc., it could carry out substantially all of its critical administrative and accounting operations on a manual basis or easily convert to systems that are year 2000 ready.

PART II - OTHER INFORMATION

         Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits
                           Exhibit 27, Financial Data Schedule

                  (b)      Reports on Form 8-K
                           None

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


             Common Goal Health Care Pension and Income Fund L.P. II
             -------------------------------------------------------
                                  (Registrant)



                                  By:      Common Goal Capital Group, Inc., II
                                           Managing General Partner



DATED: November 15, 1999                   /s/Albert E. Jenkins, III
                                           -------------------------
                                           Albert E. Jenkins, III
                                           President, Chief Executive Officer
                                           and Acting Chief Financial Officer