Form 10KSB
period 1999-12-31
COMMON GOAL HEALTH CARE PENSION & INCOME FUND L P II
filed 2000-04-14
CIK 856136

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
  (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

                                       OR

  (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 - For the Transition period from ______ to ____


                      Commission File Number: 0-21604

          Common Goal Health Care Pension and Income Fund L.P. II (Exact name of small business issuer as specified in its charter)
           Delaware                                36-3644837
 (State or other Jurisdiction of                 (I.R.S. Employer
  incorporation or organization)               Identification Number)


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. No as to (1); YES as to (2)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the fiscal year ended December 31, 1999 were $242,630.

The aggregate original sales price of the units of Limited Partnership Interest held by non-affiliates of the Registrant as of March 31, 2000 was $5,221,160 (490 investors). As of March 31, 2000, there was no market for these Units and no market is expected to develop. The aggregate sales price is accordingly not necessarily indicative of the price at which these Units would trade.

                DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus of the Registrant dated January 12, 1990, and filed pursuant to Rule 424(b) and Rule 424(c) under the Securities Act of 1933, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

                                     PART I

Item 1.    Description of Business.

      General.
      -------

      Common Goal Health Care Pension and Income Fund L.P. II (the "Partnership") was organized on May 9, 1989 as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. The Partnership's general partners are Common Goal Capital Group, Inc. II ("Common Goal II" or the "Managing General Partner") and Common Goal Limited Partnership II (the "Associate General Partner") (collectively, the "General Partners"). With limited exceptions, Common Goal II has exclusive control over the business of the Partnership, including the right to manage the Partnership's assets. The Partnership commenced operations on July 2, 1990 after having accepted subscriptions for more than the requisite number of 117,650 units of limited partnership interest (the "Units") in a public offering registered with the Securities and Exchange Commission (the "Public Offering"). The Partnership raised a total of $5,221,160 in its Public Offering.

      The Partnership's primary business was to invest in or make mortgage loans which were secured by junior mortgages or deeds of trust (and may, in the future include first mortgages or deeds of trust, but not wrap-around or other liens which are more junior than second positions) on fee or leasehold interests in health care-related real estate, including properties owned or acquired by affiliated borrowers, or other collateral, including interests in borrowers satisfactory to the Managing General Partner (the "Mortgage Loans"). The Partnership also made a Mortgage Loan through a joint venture with Common Goal Health Care Participating Mortgage Fund L.P. ("Common Goal I"), an affiliated, publicly-offered limited partnership with investment objectives that are substantially identical to those of the Partnership. (See "Existing Mortgage Loans - Joint Venture Loan," below.) The facilities underlying the Partnership's loans to certain affiliated borrowers (See "Existing Mortgage Loans - St. Catherine's Loans" below) were leased to an unaffiliated third party in November 1998 (the "Lessee"). The Lessee continues to lease the facilities. The Lessee did not assume the St. Catherine's Loans.

      The Partnership's objectives in making its Mortgage Loans were: (i) to preserve and protect the Partnership's capital; (ii) to provide quarterly distributions from investment income; and (iii) to provide for potential long-term appreciation of its Mortgage Loan investments, principally through participations payable at maturity of the Mortgage Loan or upon the sale or refinancing of the underlying property (the "Participations"). It is not an objective of the Partnership to provide tax-sheltered income.

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

      The Partnership treats its Mortgage Loans as mortgage loans for federal income tax purposes. See "Item 7. Financial Statements." The Partnership is not subject to federal income taxes as the liability for such taxes is that of the partners rather than the Partnership. For further information concerning the Partnership's present investments in Mortgage Loans, see "Existing Mortgage Loans" below.

      The Managing General Partner will attempt to resolve any conflicts of interest between the Partnership and others by exercising the good faith required of fiduciaries. The Partnership does not intend to make additional Mortgage Loans after the St. Catherine's Loans mature on April 30, 2000 (Second Mortgage Loans) and August 31, 2000. Accordingly, the Managing General Partner believes that generally it will be able to resolve conflicts, if any, on an equitable basis. The foregoing provisions are not intended to relieve the General Partners of their fiduciary obligations to the Partnership.

      The Partnership expects to commence an orderly liquidation when all of its outstanding Mortgage Loans have been repaid. Such liquidation is expected to commence in the first quarter of 2001. Funds held pending distribution, may be invested by the Partnership, at the direction of the Managing General Partner, in United States government securities, certificates of deposit of United States banks with a net worth of at least $20,000,000, repurchase agreements covering the securities of the United States government or governmental agencies, bankers' acceptances, commercial paper rated A-1, Prime-1 or better by Standard and Poor's Corporation or Moody's Investors Service, Inc., respectively, money market funds having assets in excess of $100,000,000, interest-bearing time deposits in banks and thrift institutions or any combination of these investments.

Existing Mortgage Loans.
-----------------------

      The   St.   Catherine's   Loans.   The   principal   balances
outstanding for mortgage loan receivables as of December 31, 1999 were as follows:

                                     Second Mortgage    Third Mortgage
                                           Loans           Loans
                                     ----------------   ---------------

     Joint Venture Loan (1)               $50,590      $     --
     St. Catherine's of Tiffin             51,500         $51,281
     St. Catherine's of Bloomville         36,000         173,425
     St. Catherine's of Fostoria          102,000         113,550
     St. Catherine's of Findlay           142,500         126,379
     St. Catherine's of
     Washington Court House                68,000         385,365
                                         --------        --------
           Subtotal                      $450,590        $850,000
                                         --------        --------

                Total                                  $1,300,590
                                                       ==========




(1) The loan principal was paid in full on February 14, 2000 and final payment of Additional Interest is expected to be made on May 5, 2000. Pending such final payment, the Joint Venture Loan will bear interest at a rate of 10.5% per annum.

      In November 1998, the St. Catherine's facilities were leased to the Lessee. The Lessee did not assume the St. Catherine's Loans. The Lessee is current in its payments of the leases.

      Joint Venture Loan. The Partnership also made a mortgage loan (the "Joint Venture Loan") in August 1990 through a joint venture (the "Joint Venture") with Common Goal Participating Mortgage Fund L.P. ("Common Goal I"), an affiliated, publicly-offered limited partnership with investment objectives that are substantially identical to those of the Partnership.

      The Joint Venture, CGI-CGII Honeybrook General Partnership, a Maryland general partnership (the "Lender"), entered into an Amended and Restated Loan Agreement (the "Loan Agreement") with Honey Brook Medical Investors, Ltd. ("Medical"), Honey Brook Retirement Investors, Ltd. ("Retirement"), Forest L. Preston ("Preston"), Fred L. Lester ("Lester") and Charles E. Jabaley ("Jabaley") (collectively, the "Borrowers"). Medical holds title to property referred to as Hickory House Nursing Home located in Honey Brook, Pennsylvania ("Hickory House"). Retirement holds title to the property referred to as Heatherwood Retirement Center also located in Honey Brook, Pennsylvania ("Heatherwood").

      The Loan Agreement provided for a loan in the principal amount of $3,430,113.95. The Partnership subsequently funded $95,600 in 1991, which decreased the Common Goal I portion of the Joint Venture Loan to $3,334,514. The loan was originally collateralized by an absolute assignment of all of the general and limited partnership interests in Medical and Retirement, a Junior Mortgage on Hickory House, and the guaranty of Preston, Lester, Jabaley and Life Care. The Loan Agreement provided for Basic Interest of 13.7% per annum payable monthly in advance at 12% per annum with 1.7% deferred and paid annually and Additional Interest consisting of two components (participation in gross revenues and participation in appreciation).

      On December 3, 1993, Lender and Borrowers executed a First Amendment to the Amended and Restated Loan Agreement (the "First Amendment") pursuant to which the description of the Collateral was amended to eliminate the Mortgage and the calculation of Additional Interest was amended to provide that the fair market value of the Hickory House portion of the Collateral was deemed to be $6,400,000. Thus, while the Mortgage on Hickory House was released and a fair market value was attributed to that property (for purpose of subsequent calculation Additional Interest), Lender continued to be entitled to participate in gross revenues and appreciation in Heatherwood and Hickory House. At December 31, 1999 and 1998, the Joint Venture Loan had an outstanding balance of $1,618,254, with Common Goal I's portion being approximately $1,567,664 and the Partnership's portion being approximately $50,590.

      In January, 2000, Borrower requested an extension of the maturity date to March 31, 2000. Lender agreed, provided that Borrowers paid down the principal balance of the loan by $500,000.00, which amount was paid in February 2000. This amount was used to retire the $50,590 remaining of the Partnership's principal with the balance reducing Common Goal I's principal. On or about April 11, 2000, the Lender and the Borrowers agreed that $235,000 of Additional Interest was due of which the Partnership's share was $7,355, of which $200,000 (including the $7,355 due the Partnership). will be paid on May 5, 2000. The Joint Venture Loan will bear interest at a rate of 10.5% per annum commencing April 1, 2000. The remaining principal and the balance of Additional Interest due to Common Goal I are expected to be paid on or about January 1, 2001.

      At December 31, 1999, the loan was current as to regular interest and annual gross revenue interest.

      St. Catherine's Loans. The Partnership made and funded three mortgage loans to affiliated entities (the "St. Catherine's Loans"). The Partnership's affiliation with these entities is a result of the President and Chief Executive Officer of the Managing General Partner also serving as the President of the entities receiving the loans. As a result of the refinancing of the senior debt secured by the St. Catherine's, Court House and Findlay facilities, the Partnership's mortgage loans for these same facilities were refinanced on April 13, 1995 and the outstanding principal and Additional Interest were subsequently paid off. The refinancing of the senior debt did not provide sufficient proceeds to allow payment in cash of the participations owing under the St. Catherine's, Court House and Findlay Loans (the "SC Participations") in the total amount of $849,500. The St. Catherine's borrowers paid the SC Participations through (i) the issuance of notes in the total amount of $400,000 bearing an interest rate of 11.00% per annum (a) maturing on the earlier of the sale or refinancing of the Tiffin, Bloomville, Fostoria, Washington Court House and Findlay Facilities (the "SC Facilities") or the maturity of the refinanced senior debt (August, 2000) and (b) cross-collateralized by second mortgage liens on the SC Facilities; and (ii) the issuance of a contingent payment obligation by St. Catherine's of Seneca, Inc. in the amount of $202,500 and a contingent payment obligation by St. Catherine's Care Centers of Fostoria, Inc. in the amount of $238,000 (collectively, the "CPOs").

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

      On March 13, 1997, the Managing General Partner approved loans of $425,000 to St. Catherine's Care Center of Tiffin, Inc., St. Catherine's Care Center of Bloomville, Inc., St. Catherine's Care Center of Washington Court House, Inc., St. Catherine's Care Center of Fostoria, Inc. and St. Catherine's Care Center of Findlay, Inc., (collectively, "St. Catherine's Care Centers") affiliates of the Managing General Partner, and to be secured by third mortgages on the real properties owned by each of the foregoing, said mortgages being subordinated to senior indebtedness in the amount of $10,650,000 held by South Trust Bank of Alabama, N.A. and indebtedness of the Partnership in the amount of $400,000. The loans bear interest at the rate of 13% per annum and will mature August 31, 2000. The Partnership funded $425,000 of these loans on April 10, 1997. On November 3, 1997 the Managing General Partner approved an increase of an additional $425,000 in the loans to the St. Catherine's Care Centers. As of December 31, 1999 the loan balance was $850,000. Notwithstanding approval of the increase in the loans in November 1997, the St. Catherine's borrowers suspended payments of interest during the fourth quarter of 1997. Payments recommenced in February, 1998 at the default rate of 16% per annum. As of March 31, 2000, the St. Catherine's borrowers were approximately $41,924 behind in interest payments.

      The following charts provide certain summary information with respect to the Partnership's Mortgage Loans.

Common Goal II Second Mortgage Loans



                                                                                                             St.
                   Joint                  St.             St.               St.             St.        Catherine's of
                  Venture             Catherine's      Catherine's      Catherine's     Catherine's       Washington
                   Loan(1)             of Tiffin      of Bloomville     of Fostoria     of Findlay        Court House
                ---------------     --------------   ---------------  ---------------  --------------  ------------------

Date of Loan        1990                 1995             1995             1995            1995            1995


Type of Loan        Collateral          Second          Second            Second          Second           Second
                    Assignment          Mortgage        Mortgage          Mortgage        Mortgage         Mortgage
                    of Interest         on one          on one            on one          on two           on one
                    in one facility(2)  facility        facility          facility        facilities       facility

Current Principal
Amount
Outstanding
as of Dec. 31,
1999                $50,590             $51,500          $36,000          $102,000        $142,500         $68,000

Interest Rate        13.70%(3)           11.00%(4)        11.00%(4)         11.00%(4)       11.00%(4)       11.00%(4)

Maturity            January 1,          April 30,        April 30,        April 30,        April 30,       April 30,
                      2000(1)           2000(5)          2000(5)          2000(5)          2000(5)         2000(5)

Property Type       100-bed skilled     44-bed nursing   30-bed nursing   102-bed nursing  40-bed and 60   50-bed nursing
/Location           care and            home in          home in          home in          bed nursing     home in
of Property         intermediate care   Tiffin, OH       Bloomville, OH   Fostoria, OH     home in         Washington
Securing            facility in                                                                            Court House, OH
Loan                Honeybrook, PA(2)

Origination
Fee Paid to
an Affiliate
(Paid by
Borrower)           $101,900(1)          None             None              None            None            None

Relationship to
Partnership         Non-Affiliate        Affiliate        Affiliate         Affiliate       Affiliate       Affiliate


----------------------

(1) Pursuant to the terms of the Joint Venture, the Partnership originally contributed $95,600 to the Joint Venture in connection with a loan in the original principal amount of $3,430,114. The remaining portion of the note was funded by Common Goal Health Care Participating Mortgage Fund L.P. ("CGI"). The balance of the Joint Venture Loan attributable to the Partnership as of December 31, 1999 was $50,590, which amount was repaid in full on February 14, 2000. Additional Interest on the Joint Venture Loan attributable to the Partnership will be paid on May 5, 2000, and the Partnership thereafter will release its claim on the Borrowers' collateral.

(2) The Joint Venture Loan is also secured by collateral assignments of 100% of the general partners' and limited partners' interest in each Borrower. The security interest was taken in the Borrowers insofar as a retirement and assisted care facility owned by the Borrowers is subject to a HUD regulatory agreement which prohibits junior encumbrances on the facility.

(3) In addition to Basic Interest of 13.7%, this loan required payment of additional interest at a rate of 1.95% of the increase in gross revenues from the collateral securing the Joint Venture loan over the sum of per annum payable in full within 45 days after the end of such fiscal year. The loan also requires additional interest in an amount equal to 30% of the first $1,000,000 of increase in the fair market value of the collateral securing the Joint Venture Loan over its aggregate secured indebtedness and 17% of the balance of any such increase in the fair market value of such facilities in excess of $1,000,000 over the aggregate secured indebtedness. Effective as of April 1, 2000, the interest rate will be 10.5% per annum.

(4) Interest on the St. Catherine's Mortgage Loans is at a rate of 11.00% per annum, calculated on a 365-day year for the actual number of days lapsed, and paid quarterly.

(5) The Partnership and the Borrowers are discussing refinancing of these loans, but have not reached and agreement.

Common Goal II Third Mortgage Loans

                                                                       St.
                                                                   Catherine's
               St.             St.          St.          St.           of
           Catherine's     Catherine's   Catherine's  Catherine's  Washington
               of             of            of           of           Court
            Tiffin         Bloomville    Fostoria      Findlay        House
           -----------    ------------  ------------  -----------  ------------
Date of
Loan         1997            1997          1997         1997          1997


Type of      Third        Third           Third        Third        Third
Loan         Mortgage     Mortgage        Mortgage     Mortgage     Mortgage
             on one       on one          on one       on two       on one
             facility     facility        facility     facilities   facility

Current
Principal
Amount
Outstanding
as of
Dec. 31,
1999         $51,281      $173,425        $113,550      $126,379    $385,365

Interest     13.00%(1)    13.00%(1)       13.00%(1)     13.00%(1)   13.00%(1)
Rate
Maturity     August 2000  August 2000     August 2000   August 2000 August 2000

Property     44-bed       30-bed         102-bed        40-bed      50-bed
Type         nursing      nursing        nursing        and         nursing
/Location    home in      home in        home in        60-bed      home in
of           Tiffin,      Bloomville,    Fostoria,      nursing     Washington
Property     OH           OH             OH             home in     Court
Securing                                                Findlay,    House, OH
Loan                                                    OH


Origination
Fee Paid
to an
Affiliate
(Paid by
Borrower)    None         None           None           None        None

Relationship
to
Partnership  Affiliate    Affiliate     Affiliate       Affiliate   Affiliate

----------------------

(1) Interest on the St. Catherine's Mortgage Loans is at a rate of 13.00% per annum, calculated on a 365-day year for the actual number of days lapsed, and paid quarterly.

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

      Thereafter, all previously subordinated amounts payable to the General Partners with respect to their 2.5% interest are paid in full to the extent funds are available, and if not available, are deferred and paid out of Disposition Proceeds, defined as receipts from Dispositions net of related expenses, amounts necessary for the payment of debts and obligations of the Partnership and any amount set aside for working capital reserves. The Partnership has been making distributions to the Limited Partners in equal to a 7.25% return on Adjusted Contributions since 1996.

      Distributions of Disposition Proceeds. The Managing General Partner has the right to reinvest or distribute all Disposition Proceeds received through the second anniversary of the final closing date and may reinvest disposition proceeds as necessary thereafter to avoid classification as an investment company under the Investment Company Act of 1940. Non - liquidating distributions of Disposition Proceeds are distributed in the following order of priority, except as otherwise required by law:

           First, 100% to the Limited Partners until the Limited Partners have received an amount which, when added to prior distributions of Disposition Proceeds and cash from reserves attributable thereto, equals the Original Contributions of the Limited Partners;

           Second, 100% to the Limited Partners until each Limited Partner has received an amount which, when added to all prior distributions to Limited Partners from all sources (including prior distributions in satisfaction of a 9% annual cumulative return but excluding distributions pursuant to above), equals the 11.5% per annum preferred cumulative return on their Adjusted Contributions, (calculated from the first day of the calendar quarter succeeding the quarter in which Capital Contributions are received);

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

Item 2.    Description of Property.

      The Partnership did not own any real property as of December 31, 1999.

Item 3.    Legal Proceedings.

      The Partnership is not a party to any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the last quarter of 1999.

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

      At March 31, 2000, 522,116 Units were outstanding, and were held by 490 holders of record.

      The Partnership made distributions to Limited Partners of $367,513 ($4,169 as a distribution of principal) or $.70 per Unit during 1999, and $1,205,991 ($991,377 as a distribution of principal) or $2.31 per Unit during 1998.

Item 6.    Management's   Discussion   and   Analysis  or  Plan  of
           Operation.

      Liquidity and Capital Resources.
      -------------------------------

      Common Goal Health Care Pension and Income Fund L.P. II, a Delaware limited partnership (the "Partnership"), was formed to make mortgage loans secured by a mix of first and junior liens on health care-related properties. The Partnership commenced its offering of Units to the public on January 12, 1990, authorized to sell up to 1,000,000 Units at $10.00 per Unit. Total gross offering proceeds raised were $5,221,160. The Partnership commenced operations on July 2, 1990. As of December 31, 1999, all available Net Offering Proceeds have been invested in Mortgage Loans and/or short-term investments in accordance with Partnership guidelines. The Partnership does not intend to make additional Mortgage Loans.

      As  of  December  31,  1999,  the   Partnership  had  six  Mortgage  Loans
outstanding directly or through a joint venture, including five Mortgage Loans to various St. Catherine's Facilities.

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

      The Partnership maintains working capital reserves of approximately 2% of gross proceeds of the offering (approximately $423,207 at December 31, 1999), an amount which is anticipated to be sufficient to satisfy liquidity requirements. See "Item 1. Business" and the Notes to the Financial Statements for further information regarding the Partnership's Mortgage Loans.

      On April 13, 1995, the St. Catherine's, Court House, and Findlay facilities refinanced their senior debt and the Partnership's mortgage loans. The outstanding principal and Additional Interest were subsequently paid off. The refinancing of the senior debt did not provide sufficient proceeds to allow repayment of the Participations owing under the St. Catherine's Washington Court House and Findlay Loans (the "SC Participations") in the total amount of $840,500. The SC Borrowers repaid the SC Participations through: (i) the issuance of notes in the total amount of $400,000 bearing an interest rate of 11.00% per annum (a) maturing on the earlier of the sale of refinancing of the Tiffin, Bloomville, Fostoria, Washington Court House and Findlay Facilities (the "SC Facilities") or the maturity of the senior debt with South Trust (August,
2000) and (b) cross - collateralized by second mortgage liens on the SC Facilities; and (ii) the issuance of a contingent payment obligation by St. Catherine's of Seneca, Inc. in the amount of $202,500 and a contingent payment obligation by St. Catherine's Care Centers of Fostoria, Inc. in the amount of $238,000 (collectively, the "CPOs").

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

      The Partnership's balance of cash and cash equivalents at December 31, 1999 and December 31, 1998 was $423,207 and $839,759, respectively, which consisted of operating cash and working capital reserves. The decrease in cash and cash equivalents from December 31, 1998 to December 31, 1999 of $416,552 resulted from net income of $171,670, distributions to limited partners of $579,527, and additional funding to St. Catherine's Care Centers of $17,655. Dividend distributions noted as a return of capital represent those distributions which are in excess of current year earnings. Part of the expenses for 1995 included $116,094 paid out in mortgage placement fees authorized by the Partnership's Partnership Agreement. The Agreement authorized payment of a 3% mortgage placement fee to Common Goal Mortgage Company ("CGMC"), an affiliate of the General Partners, in connection with the original placement of the Partnership mortgage loans with the various St. Catherine's entities. CGMC elected to defer the decision of whether to take such fees until repayment of such loans. An aggregate of $4,248,841 of loans were funded, with their principal amounts fully repaid in April 1995, for which CGMC was entitled to a mortgage placement fee of up to $127,468. As consideration for immediate cash payment, CGMC agreed to a fee of $116,094 by the Partnership at the time of such refinancing, representing payment in full of its deferred mortgage placement fee. The decrease in Total Assets is a direct result of net cash distributed as a dividend to the limited partners.

      During the years ended December 31, 1999 and 1998, the Partnership reported net income of $171,670 and $219,235, based on total revenues of $242,630 and $283,316 and total expenses of $70,960 and $64,081, respectively. The Partnership's distributions to Limited Partners were $.70 per Unit in 1999 and $2.31 per Unit in 1998. The 1999 and 1998 distributions to Limited Partners included a return of capital of $.01 and $1.90 per Unit, respectively. All interest received on the Mortgage Loans is currently being recognized as interest income.

      Most of the cash received as interest payments in previous years was not recognized as interest income, rather it was recorded as a reduction of the related investments. Therefore, when the Partnership received the pay offs on the properties, the reduction of the related investment balances, caused a greater amount of the proceeds to be recorded as income in 1995.

      Expenses increased in 1999 by $6,879 primarily because of an increase of $14,876 in professional fees and a decrease of $6,860 in management fees.

      Additionally,   under  the  terms  of  the  Partnership   agreement,   the
Partnership is required to reimburse the Managing General Partner for certain operating expenses. In an effort to maintain the yield to the Limited Partners, the Managing General Partner did not charge the Partnership for such expenses through December 31, 1990. In 1999 and 1998, the Managing General Partner was reimbursed by the Partnership for $58,446 and $32,298, of these expenses, respectively. The Managing General Partner believes that such charges have not adversely affected the current yield to Limited Partners.

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

Year 2000 Compliance

      Impact of Year 2000

      In prior periods, the Partnership discussed the nature and progress of its plans to become Year 2000 ready. In late 1999 the Partnership completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Partnership experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Partnership is not aware of any material problems resulting from Year 2000 issues, either with its internal systems, or the products and services of third parties. The Partnership had no expense in 1999 and does not anticipate any additional expense resulting from Year 2000 issues. The Partnership will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

      Some statements in this Form 10-KSB are forward looking and actual results may differ materially from those stated. As discussed herein, among the factors that may affect actual results are changes in the financial condition of the borrower and/or anticipated changes in expenses or capital expenditures.

                                    PART III

Item 7.    Financial Statements.


                                Table of Contents

                                                                  Page

Independent Auditors' Report......................................F - 1

Financial Statements

     Balance Sheet................................................F - 2

     Statements of Income.........................................F - 3

     Statement of Partners' Capital...............................F - 4

     Statements of Cash Flows.....................................F - 5

Notes to Financial Statements.....................................F - 6

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Common Goal Health Care
Pension and Income Fund L.P. II
Penn Yan, New York


We have audited the accompanying balance sheet of Common Goal Health Care Pension and Income Fund L.P. II (a limited partnership) as of December 31, 1999 and the related statements of income, partners' capital and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the management of Common Goal Health Care Pension and Income Fund L.P. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Common Goal Health Care Pension and Income Fund L.P. II as of December 31, 1999 and the results of its operations and cash flows for each of the years in the two year period then ended in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, Common Goal Healthcare Pension and Income Fund L.P. II has a significant portion of its mortgage loan receivables concentrated in properties in which it holds a third position on such loans.

                                    Ehrhardt Keefe Steiner & Hottman PC
February 23, 2000
Denver, Colorado

            COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                                  Balance Sheet

                                December 31, 1999

      Assets

Cash and cash equivalents                                        $423,207
Accrued interest receivable and other                              65,126
Due from affiliates                                                16,038
Mortgage loans receivable (Note 2)                              1,307,945
                                                                ---------

Total assets                                                   $1,812,316
                                                               ==========

      Liabilities and Partners' Capital

Due to affiliates                                                $ 50,781
Accrued distributions                                              37,986
Deferred revenue (Note 2)                                         400,000
                                                                 --------
      Total liabilities                                           488,767

Partners' capital (Note 4)
   General partners                                                49,600
   Limited partners                                             1,273,949
                                                                ---------
      Total partners' capital                                   1,323,549
                                                                ---------

                                                               $1,812,316
                                                               ==========

                 See notes to financial statements

      COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                              Statements of Income

                                                      For the Years Ended
                                                         December 31,
                                                    -----------------------
                                                      1999          1998
                                                   -----------   ----------

Revenue
  Interest income                                   $242,630      $269,756
  Other income                                            -         13,560
                                                    --------      --------

                                                     242,630       283,316
Expenses
  Professional fees                                   38,095        23,219
  Fees to affiliates
    Management                                         8,951        15,811
    Mortgage servicing                                 1,126         1,126
  Other                                               22,788        23,925
                                                    --------      --------
                                                      70,960        64,081
                                                    --------      --------

Net income                                          $171,670      $219,235
                                                    ========      ========

Net income allocated to general partners            $  4,292      $  5,481
Net income allocated to limited partners             167,378       213,754
                                                    --------      --------
                                                    $171,670      $219,235
                                                    ========      ========

Basic earnings per limited partner unit             $    .32     $     .41
                                                    ========     =========

Weighted average limited partner units outstanding   522,116       522,116
                                                    ========      ========






















                        See notes to financial statements

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                         Statement of Partners' Capital

             For the Years Ended December 31, 1999 and 1998

                                                                      Total
                                             General     Limited    Partners'
                                             Partners    Partners    Capital
                                             --------   ----------  ----------

Balance at December 31, 1997                 $ 39,827   $2,465,421  $2,505,248

Net income                                      5,481      213,754     219,235

Principal distributions to limited
partners ($1.90 per unit)                           -     (991,337)   (991,337)

Distributions to limited partners
($.41 per unit)                                     -     (213,754)   (213,754)
                                             --------   ----------  ----------

Balance at December 31, 1998                   45,308    1,474,084   1,519,392

Net income                                      4,292      167,378     171,670

Principal distributions to limited
partners ($.01 per unit)                            -       (4,169)     (4,169)

Distributions to limited partners
($.69 per unit)                                     -     (363,344)   (363,344)
                                             --------   ----------  ----------

Balance at December 31, 1999                 $ 49,600   $1,273,949  $1,323,549
                                             ========   ==========  ==========























                       See notes to financial statements

       COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                            Statements of Cash Flows

                                                     For the Years Ended
                                                         December 31,
                                                   -------------------------
                                                      1999           1998
                                                   -----------   -----------
Cash flows from operating activities
  Net income                                        $171,670      $219,235
                                                    --------      --------
  Adjustments to reconcile net income to net
  cash provided by operating activities -
   Accrued interest receivable                          (783)       (2,191)
   Due to/from affiliates                              9,743        15,183
                                                    --------      --------
                                                       8,960        12,992
                                                    --------      --------
      Net cash provided by operating activities      180,630       232,227
                                                    --------      --------

Cash flows from investing activities
  Loans to affiliates                                (17,655)      (85,000)
                                                    --------      --------
      Net cash used in investing activities          (17,655)      (85,000)
                                                    --------      --------

Cash flows from financing activities
  Distributions to partners                         (579,527)     (955,091)
                                                    --------      --------
      Net cash used in financing activities         (579,527)     (955,091)
                                                    --------      --------

Net decrease in cash and cash equivalents           (416,552)     (807,864)

Cash and cash equivalents, beginning of year         839,759     1,647,623
                                                    --------     ---------

Cash and cash equivalents, end of year              $423,207     $ 839,759
                                                    ========     =========

Supplemental disclosure of cash flow information: Interest paid was $0 for 1999 and 1998.

     Income taxes paid was $0 for 1999 and 1998.

Supplemental  disclosure  of  non-cash  financing  activities:
    The Partnership accrued distributions of $37,986 and $250,000 during the years ended December 31, 1999 and 1998, respectively.

                       See notes to financial statements

      COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II


Note 1 -  Organization  and  Summary  of  Significant  Accounting Policies

Common Goal Health Care Pension and Income Fund L.P. (the Partnership), a Delaware Limited Partnership, was formed on May 9, 1989 to invest in and make mortgage loans to third parties and affiliates involved in health care. Having previously sold more than the specified minimum of 117,650 units ($1,176,500), the Partnership commenced operations on July 2, 1990. The Partnership's offering terminated on January 11, 1992, with the Partnership having sold 522,116 units ($5,221,160). There is no active public trading market for the units. At December 31, 1999, there were 490 unit holders.

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

      COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II



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

Additionally, under the terms of the Partnership agreement, the Partnership is required to reimburse the Managing General Partner for certain operating expenses. In an effort to maintain the yield to the Limited Partners, the Managing General Partner did not charge the Partnership for such expenses through December 31, 1990. In 1999 and 1998, the Managing General Partner charged the Partnership for $58,446 and $32,298 of these expenses, respectively. The Managing General Partner believes that such charges have not adversely affected the current yield to Limited Partners.

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

      COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II



Note 1 -  Organization  and  Summary  of  Significant  Accounting
Policies (continued)

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

      COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II


Note 1 -  Organization  and  Summary  of  Significant  Accounting
Policies (continued)

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

      COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II


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

Allowance for Losses

An allowance for loan losses is provided, if necessary, at a level which the Partnership's management considers adequate based upon an evaluation of known and inherent risks in the loan portfolio. There was no allowance deemed necessary for losses at December 31, 1999.

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

There were no dilutive limit partner units during 1998 or 1999.

      COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II


Note 1 -  Organization  and  Summary  of  Significant  Accounting
Policies (continued)

Cash and Cash Equivalents

The Partnership classifies all short-term investments with maturities of three months or less at the date of purchase as cash equivalents. At December 31, 1999, cash equivalents consisted of money market accounts.

Concentration of Credit Risk

The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, accrued interest receivable and mortgage loans receivable. The Company maintains cash balances in bank deposit accounts, which at times, may exceed federally insured limits. At December 31, 1999, the Company's cash balances were in excess of such limits by approximately $323,000.

The accrued interest receivable and mortgage loan receivable balances at December 31, 1999 are from the various mortgage described in Note 2.

Reclassifications

Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

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

The mortgage loan balances at December 31, 1999 to the affiliated St. Catherine entities totaled $850,000 which represent third mortgages on the underlying properties located in Ohio. The partnerships ability to recover interest and principal on these mortgages is dependent upon the underlying properties ability and generate sufficient operating income and/or appreciation in fair values.

           COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II



Note 2 - Mortgage Loans Receivable (continued)

A summary of mortgage loan receivable activity for the year ended December 31, 1999 is as follows:

Balance at December 31, 1998                        $1,290,290

Mortgage loan advances (renovation loan)                10,300

Participation interest rolled into principal             7,355
                                                    ----------

Balance at December 31, 1999                        $1,307,945
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

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

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

           In accordance with FASB Statement of Standards No. 66, "Accounting for Sales of Real Estate", the $840,500 participation was not recognized as income during 1995. The Partnership has recorded $400,000 of the participation amount, related to the mortgage loan receivable, as deferred revenue, and the interest thereon will be recognized as it is earned. Due to the contingent nature of the $440,500 due to the Partnership related to the CPOs, such amount has not been recorded as an asset of the Partnership and the participation income and interest earned on the CPOs will be recognized only when received. Interest received by the Partnership relating to the CPOs amounted to $48,455 and $47,904 for the years ended December 31, 1999 and 1998, respectively.

The repayment terms of the mortgage loans in affiliated operating properties resulted in new second mortgage loans on the St. Catherine's Facilities totaling $400,000 at December 31, 1999. These new second mortgage loans are appropriately classified as mortgage loan receivables as they do not contain virtually the same risk and potential rewards as joint ventures.

At December 31, 1999, the mortgage loans receivable included $50,590, representing the Partnership's participation in a $1,618,254 second mortgage loan made by an affiliated limited partnership. The loan, which is secured by two nursing home facilities in Pennsylvania, bears interest at a rate of 13.7% per annum and provides for the payment of participation interest based on the increase in the fair value of the properties at maturity or redemption of the loan or pursuant to any sale of the facilities. Participation interest is recorded as revenue when determinable, generally at maturity or redemption of the loan or pursuant to any sale of the facilities. The loan also provides for the payment of additional interest based upon the gross revenues of the facilities. The entire principal balance is due at the maturity date of January 1, 2000.

Subsequent to year end, the $50,590 outstanding balance was repaid. In addition to the principal amount, the Partnership received an additional $7,355 representing its share of participation interest on the joint venture loan. The partnership has recorded the $7,355 as additional interest income in the accompanying financial statements.

The partnership also intends to renegotiate all other remaining loan balances with remaining terms which will extend the maturity dates to be consistent with the first mortgage loans which are currently being refinanced.

          COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II


Note 3 - Fair Value of Financial Instruments

The fair value of the Partnership's mortgage loans receivable differed from their carrying value as follows:

                                                    Carrying          Fair
                                                     Value           Value
                                                    --------         -----

December 31, 1999                                 $1,307,945    $1,322,341


The Partnership estimates the fair value of its mortgage loans receivable by discounting future cash flows using an appropriate interest rate.

The carrying amounts at December 31, 1999 for cash and cash equivalents, accrued interest receivable, due from and to affiliates, and accrued expenses approximated their fair values due to the short maturity of these instruments.

Note 4 - Partners' Capital

On December 15, 1998, the Partnership declared a distribution of $213,754 ($.41 per unit) to Limited Partner unitholders. The Partnership also declared distributions during 1998 of $991,337 ($1.90 per unit) as a return of principal to the Limited Partners. The Partnership has accrued $250,000 of these distributions at December 31, 1998 which were subsequently paid in January 1999.

On December 15, 1999, the Partnership declared a distribution of $363,344 ($.69 per unit) to Limited Partner unitholders. The Partnership also declared distributions during 1999 of $4,169 ($.01 per unit) as a return of principal to the Limited Partners. The Partnership has accrued approximately $38,000 of these distributions at December 31, 1999 which were subsequently paid in January 2000.

Item 8.    Changes  in  and   Disagreements   with  Accountants  on
           Accounting and Financial Disclosure.


      On March 20, 1999, the Partnership engaged Ehrhardt Keefe Steiner & Hottman PC as its independent auditors for the 1998 fiscal year. Reports on From 8-K, 8-K/A and Form 8-K/A-2 reporting the event were filed on March 24, 1999, April 2, 1999 and April 9, 1999 respectively. There were no reporting disagreements on financial statement disclosures or accounting matters covering the prior two fiscal years up through March 20, 1999 audited by the predecessor auditors.

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

      The Partnership does not have directors or officers. The following is a list of the officers and directors of the Managing General Partner as of March 31, 2000:

      Name                              Age       Position
      ----                              ---       --------
      Albert E. Jenkins III             52        Chairman  of  the  Board,
                                                  Chief Executive Officer,
                                                  President and Director
      Richard R. Wood                   76        Secretary and Treasurer
      William E. Jasper                 83        Director
      Linda R. Robison                  52        Director

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

Item 10.   Executive Compensation.

      The Partnership has no executive officers or directors. The Partnership is not required to pay the officers and directors of the General Partners any current nor any proposed compensation in such capacities. However, the Partnership is required to pay certain fees, make distributions and allocate a share of the profits or losses of the Partnership to the General Partners as described under the caption "Management Compensation" on pages 8 through 11 of the Partnership's Prospectus, which description is incorporated herein by reference. Set forth below are the fees, compensation and other reimbursements paid or accrued to the Managing General Partner and its Affiliates for the year ended December 31, 1999.

                                  Capacities in
                                Which Compensation
Name of Affiliate                 was Received             Remuneration
-----------------               ------------------         ------------

Managing General Partner        Management fee             $8,951

Common Goal Mortgage            Mortgage loan
Company                         servicing fees             $1,126



No form of non-cash remuneration was paid by the Partnership.

For further information on compensation paid to Common Goal and its Affiliates, see "Management Compensation" on pages 8-11 of the Prospectus.

Item 11.   Security  Ownership  of  Certain  Beneficial  Owners and
           Management.

      The Partnership, as an entity, does not have any directors or officers. The following is information concerning Unit ownership as of March 31, 2000.

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

      (2)  Financial Statement Schedules

      Not applicable.

      (3)  Exhibits

      See response to Item (c), below.

(b)   Reports on Form 8-K
      The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1999.

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

Date:  April 14, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                               Position                      Date
/s/ Albert E. Jenkins              Chairman (Principal           April 14, 2000
Albert E. Jenkins III              Executive Officer),
                                   President, Principal
                                   Financial and
                                   Accounting Officer
                                   and Director of
                                   Managing General
                                   Partner

/s/ William E. Jasper, Jr.         Director of Managing          April 14, 2000
William E. Jasper, Jr.             General Partner

/s/ Richard R. Wood                Director of Managing          April 14, 2000
Richard R. Wood                    General Partner

/s/ Linda R. Robison               Director of Managing          April 14, 2000
Linda R. Robison                   General Partner

(A  Majority  of the Board of  Directors  of the  Managing  General Partner)