Form 10QSB
period 2000-03-31
COMMON GOAL HEALTH CARE PENSION & INCOME FUND L P II
filed 2000-05-15
CIK 856136

--------------------------------------------------------------------------------



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB



(Mark One)
         (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly period ended March 31, 2000


         ( ) Transition Report Under Section 13 or 15(d) of the Exchange Act For the Transition period from ____________ to _______________

                         Commission File Number: 0-21604

                           _________________________

             Common Goal Health Care Pension and Income Fund L.P. II (Exact name of small business issuer as specified in its charter)


            Delaware                                            36-3644837
---------------------------------                           ------------------
  (State or other Jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)


                                 215 Main Street
                            Penn Yan, New York 14527
                         -------------------------------
                    (Address of principal executive offices)


                                 (315) 536-5985
                              ---------------------
                           (Issuer's telephone number)


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
                        (A Delaware Limited Partnership)

                                 Balance Sheets
                                                                      March 31,  December 31,
                                                                        2000        1999
                                                                    -----------  ----------
                                                                    (Unaudited)
                                     Assets
                                     ------
Cash and cash equivalents                                           $  437,477   $  423,207
Due from affiliates                                                     75,501       16,038
Accrued interest receivable                                             69,013       65,126
Mortgage loans receivable                                            1,250,000    1,307,945
                                                                    ----------   ----------

Total Assets                                                        $1,831,991   $1,812,316
                                                                    ==========   ==========

                        Liabilities and Partners' Capital
                        ---------------------------------

   Liabilities
Due to affiliates                                                   $   54,652   $   50,781
Accrued distributions                                                   43,748       37,986
Deferred revenue                                                       400,000      400,000
                                                                    ----------   ----------
            Total Liabilities                                          498,400      488,767

   Partners' capital:
         General partner                                                50,945       49,600
         Limited partner                                             1,282,646    1,273,949
                                                                    ----------   ----------
            Total partners' capital                                  1,333,591    1,323,549
                                                                    ----------   ----------
Total Liabilities and Partners' Capital                             $1,831,991   $1,812,316
                                                                    ==========   ==========

See accompanying notes

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                              Statements of Income
                                   (Unaudited)

                                                           THREE MONTHS ENDED
                                                                March 31,
                                                         2000             1999
                                                       --------         --------
Revenue
-------

         Interest Income                               $ 63,335         $ 58,155
                                                       --------         --------
            Total Revenue                                63,335           58,155

Expenses
--------

         Professional fees                                2,430            9,717
         Fees to affiliates:
          Management                                      1,802            2,805
          Mortgage Servicing                                282              282
         Other                                            5,031            2,056
                                                       --------         --------
            Total Expenses                                9,546           14,860
                                                       --------         --------

         Net Income and
         Comprehensive Income                          $ 53,790         $ 43,295
                                                       ========         ========

Net Income allocated to
 general partners - 2.5%                               $  1,345         $  1,082

Net Income allocated to
 limited partners - 97.5%                                52,445           42,213
                                                       --------         --------
                                                       $ 53,789         $ 43,295
                                                       ========         ========

Basic earnings per limited
 partner unit                                          $    .10         $    .08
                                                       ========         ========

Weighted average limited                                522,116          522,116
  partner units outstanding                            ========         ========

See accompanying notes.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                         Statements of Partners' Capital
                                   (Unaudited)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                    2000                                       1999
                                -----------------------------------------   -----------------------------------------

                                                                  TOTAL                                       TOTAL
                                     GENERAL      LIMITED       PARTNERS'       GENERAL       LIMITED       PARTNERS'
                                     PARTNERS     PARTNERS       CAPITAL        PARTNERS      PARTNERS       CAPITAL
                                -----------------------------------------   -----------------------------------------
Balance at beginning of period   $    49,600   $ 1,273,949    $ 1,323,549    $    45,308   $ 1,474,084   $ 1,519,392

Net income                             1,345        52,445         53,790          1,082        42,213        43,295

Distributions to partners               --         (43,748)       (43,748)          --            --            --
                                 -----------   -----------    -----------    -----------   -----------   -----------

Balance at end of period         $    50,945   $ 1,282,646    $ 1,333,591    $    46,390   $ 1,516,297   $ 1,562,687
                                 ===========   ===========    ===========    ===========   ===========   ===========

See accompanying notes.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                     THREE MONTHS ENDED
                                                                     ------------------
                                                                          March 31,
                                                                     2000         1999
                                                                  ---------    ---------
Cash flows from operating activities:
         Net income                                               $  53,790    $  43,295
         Adjustments to reconcile net income to net cash
           provided by operating activities:
                  Decrease (increase) in due from affiliates        (59,463)      (1,516)
                  Decrease (increase) in interest receivable         (3,887)      (8,206)
                  Increase (decrease) in due to affiliates            3,871         (663)
                  Decrease (increase) in mortgage
                      loan receivable                                57,945         --
                                                                  ---------    ---------
                      Net cash provided by operating activities      52,256       32,910
                                                                  ---------    ---------
Cash flows from investing activities:
                  Loan to affiliates                                   --           --
                                                                  ---------    ---------
                     Net cash used in investing activities             --           --
                                                                  ---------    ---------

Cash flows from financing activities:
         Distributions to limited partners                          (37,986)    (250,000)
                                                                  ---------    ---------
                    Net cash used in financing activities           (37,986)    (250,000)
                                                                  ---------    ---------

Net decrease in cash and cash equivalents:                           14,270     (217,090)

Cash and cash equivalents, beginning of period                      423,207      839,759
                                                                  ---------    ---------

Cash and cash equivalents, end of period                          $ 437,477    $ 622,669
                                                                  =========    =========

See accompanying notes.

                             COMMON GOAL HEALTH CARE
                         PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)
                                 March 31, 2000


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

         The accompanying unaudited financial statements as of and for the three months ended March 31, 2000 and 1999 are the representation of management and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations of the Partnership. All such adjustments are normal and recurring. These results are not necessarily indicative of the results for the entire year.

         These financial statements should be read in conjunction with the Company's financial statements and notes included in the Annual Report on Form 10-KSB filed by the Company with the Securities and Exchange Commission on April 14, 2000.

(2)      Mortgage Loans Receivable
         -------------------------


         The Joint Venture Loan

         This loan was repaid in full on February 14, 2000 including $7,355 of participation interest.

         St. Catherine's Loan.
         --------------------

         The principal balances outstanding for these loans as of March 31, 2000 were as follows:

                                      Second Mortgage Loan   Third Mortgage Loan
                                      --------------------   -------------------

    St. Catherine's of Tiffin            $    51,500            $    51,281
    St. Catherine's of Bloomville             36,000                173,425
    St. Catherine's of Fostoria              102,000                113,550
    St. Catherine's of Findlay               142,500                126,379
    St. Catherine's of Washington
    Court House                               68,000                385,365
                                          ----------             ----------
                                          $  400,000             $  850,000
                                          ==========             ==========

         As of March 31, 2000, the second Mortgage Loans were current as to regular interest. The third Mortgage Loans were not current as to regular interest as of March 31, 2000. The Partnership and the Borrowers are currently in the process of renegotiating the terms of the second Mortgage Loans which matured on April 30, 2000. An agreement has not yet been reached with terms acceptable to both parties. The borrowers are paying additional interest at the penalty rate of 3% per annum. As of March 31, 2000, the Partnership was owed $45,811 in interest on the Third Mortgage Loans, of which $3,887 was at the 3% penalty rate. The Partnership is working with the borrowers to bring the third Mortgage Loans current.

(3)      Partners' Capital
         -----------------

         On April 14, 2000, the Partnership declared and paid a distribution of $43,748 ($.08 per unit) to Limited Partner unitholders of record at March 15, 2000.


Item 2. Managements Discussion and Analysis or Plan of Operations.
        ---------------------------------------------------------

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

         Liquidity and Capital Resources
         -------------------------------

         Partnership assets increased from $1,812,316 at December 31, 1999 to $1,831,991 at March 31, 2000. The increase of $19,675 resulted primarily from cash distributions on January 15, 2000, of $37,986 to the Limited Partners that was partially offset by net earnings for the period. The Partnership also received $57,945 (including $7,355 of participation interest) in payment of one of its mortgage loans. As of March 31, 2000 the Partnership's loan portfolio consisted of five mortgage loans, the aggregate outstanding principal balance of which was $1,307,945.

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

         The Partnership intends to maintain working capital reserves equal to approximately 2% of gross proceeds of the offering (approximately $104,423 at March 31, 2000), an amount which is anticipated to be sufficient to satisfy liquidity requirements. The Managing General Partner continues monitoring the level of working capital reserves.

         The second Mortgage Loans were current as to regular interest as of March 31, 2000. See Note 2 to the Financial Statements herein regarding renegotiation of the Partnership's second Mortgage Loans. The third Mortgage Loans were not current as to regular interest as of March 31, 2000. The Partnership is working with the borrowers to bring the third Mortgage Loans current. As of March 31, 2000 the Partnership was owed $45,811 of interest. The borrowers are paying additional interest at the penalty rate of 3% per annum.

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

         During the three months ended March 31, 2000 and 1999, the Partnership had net earnings of $53,789 and $43,295, based on total revenue of $63,335 and $58,155 and total expenses of $9,546 and $14,860. For the three months ended March 31, 2000 and 1999, the net earnings per limited partner unit was $.10 and $.08 respectively.

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


             Common Goal Health Care Pension and Income Fund L.P. II
             -------------------------------------------------------
                                  (Registrant)



                                By:      Common Goal Capital Group, Inc., II
                                         Managing General Partner



DATED: May 15, 2000                      /s/Albert E. Jenkins, III
                                         -------------------------
                                         Albert E. Jenkins, III
                                         President, Chief Executive Officer
                                         and Acting Chief Financial Officer