Form 10QSB
period 2000-06-30
COMMON GOAL HEALTH CARE PENSION & INCOME FUND L P II
filed 2000-08-16
CIK 856136

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ______________________


                                   FORM 10-QSB



(Mark One)
         (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly period ended June 30, 2000


         ( ) Transition Report Under Section 13 or 15(d) of the Exchange Act For the Transition period from ______________ to _____________

                         Commission File Number: 0-21604

                         _______________________________


             Common Goal Health Care Pension and Income Fund L.P. II (Exact name of small business issuer as specified in its charter)


            Delaware                                            36-3644837
---------------------------------                           -----------------
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
                        (A Delaware Limited Partnership)

                                 Balance Sheets
                                                             June 30,    December 31,
                                                              2000          1999
                                                            ----------   ----------
                                                           (Unaudited)
                                     Assets
                                     ------
Cash and cash equivalents                                   $  416,852   $  423,207
Due from affiliates                                             76,513       16,038
Accrued interest receivable                                     78,193       65,126
Mortgage loans receivable                                    1,250,000    1,307,945
                                                            ----------   ----------

Total Assets                                                $1,821,558   $1,812,316
                                                            ==========   ==========

                        Liabilities and Partners' Capital
                        ---------------------------------
   Liabilities
   -----------
Due to affiliates $                                             60,497   $   50,781
Accrued distributions                                           41,685       37,986
Deferred revenue                                               400,000      400,000
                                                            ----------   ----------
            Total Liabilities                                  502,182      488,767

   Partners' capital:
         General partner                                        51,632       49,600
         Limited partner                                     1,267,744    1,273,949
                                                            ----------   ----------
            Total partners' capital                          1,319,376    1,323,549
                                                            ----------   ----------
Total Liabilities and Partners' Capital                     $1,821,558   $1,812,316
                                                            ==========   ==========

See accompanying notes

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                              Statements of Income
                                   (Unaudited)

                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                June 30,   June 30,    June 30,   June 30,
                                  2000       1999       2000       1999
                                  ----       ----       ----       ----
Revenue
-------

         Interest Income        $ 57,188   $ 56,237   $120,522   $114,392
                                --------   --------   --------   --------
            Total Revenue         57,188     56,237    120,522    114,392

Expenses
--------

         Professional fees        26,525     20,295     33,356     31,812
         Fees to affiliates:
         Management                1,692      2,180      3,494      4,986
         Mortgage Servicing          282        281        563        563
         Other                     1,217        783      1,849      1,039
                                --------   --------   --------   --------
            Total Expenses        29,716     23,539     39,262     38,400
                                --------   --------   --------   --------

         Net Income and
         Comprehensive Income   $ 27,472   $ 32,698   $ 81,260   $ 75,992
                                ========   ========   ========   ========

Net Income allocated to
general partners - 2.5%         $    686   $    817   $  2,032   $  1,900

Net Income allocated to
limited partners - 97.5%          26,786     31,881     79,228     74,092
                                --------   --------   --------   --------
                                $ 27,472   $ 32,698   $ 81,260   $ 75,992
                                ========   ========   ========   ========

Basic earnings per limited
partner unit                    $    .05   $    .06   $    .15   $    .14
                                ========   ========   --------   --------

Weighted average limited         522,116    522,116    522,116    522,116
partner units outstanding       ========   ========   ========   ========

See accompanying notes.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                         Statements of Partners' Capital
                                   (Unaudited)

                                                                     SIX  MONTHS ENDED
                                                                          JUNE  30,
                                                  2000                                        1999
                                 ----------------------------------------    ----------------------------------------
                                                                 TOTAL                         TOTAL
                                     GENERAL      LIMITED       PARTNERS'       GENERAL       LIMITED       PARTNERS'
                                    PARTNERS      PARTNERS      CAPITAL        PARTNERS       PARTNERS       CAPITAL
                                 ----------------------------------------    ----------------------------------------

Balance at beginning of period   $    49,600   $ 1,273,949    $ 1,323,549    $    45,308   $ 1,474,084    $ 1,519,392

Net income                             2,032        79,228         81,260          1,900        74,092         75,992

Distributions to partners               --         (85,433)       (85,433)          --        (290,906)      (290,906)
                                 -----------   -----------    -----------    -----------   -----------    -----------

Balance at end of period         $    51,632   $ 1,267,744    $ 1,319,376    $    47,208   $ 1,257,270    $ 1,304,478
                                 ===========   ===========    ===========    ===========   ===========    ===========

See accompanying notes.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                     SIX MONTHS ENDED
                                                                  ----------------------
                                                                    June 30,    June 30,
                                                                     2000        1999
                                                                  ---------    ---------
Cash flows from operating activities:
         Net income                                               $  81,260    $  75,992
         Adjustments to reconcile net income to net cash
           provided by operating activities:
                  Decrease (increase) in due from affiliates        (60,475)      (3,036)
                  Decrease (increase) in interest receivable        (13,067)       6,151
                  Increase (decrease) in due to affiliates            9,716       15,216
                  Decrease (increase) in mortgage
                      loan receivable                                57,945         --
                                                                  ---------    ---------
                      Net cash provided by operating activities      75,379       94,323
                                                                  ---------    ---------
Cash flows from investing activities:
                  Loan to affiliates                                   --           --
                                                                  ---------    ---------
                     Net cash used in investing activities             --           --
                                                                  ---------    ---------

Cash flows from financing activities:
         Distributions to limited partners                          (81,734)    (500,000)
                                                                  ---------    ---------
                    Net cash used in financing activities           (81,734)    (500,000)
                                                                  ---------    ---------

Net decrease in cash and cash equivalents:                           (6,355)    (405,677)

Cash and cash equivalents, beginning of period                      423,207      839,759
                                                                  ---------    ---------

Cash and cash equivalents, end of period                          $ 416,852    $ 434,082
                                                                  =========    =========

See accompanying notes.

                             COMMON GOAL HEALTH CARE
                         PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)
                                  June 30, 2000


(1)       Organization  and  Summary  of  Significant  Accounting  Policies
          -----------------------------------------------------------------

          Common Goal Health Care Pension and Income Fund L.P. II (Partnership) was formed on May 9, 1989, to invest in and make mortgage loans to third parties and affiliates involved in health care. On July 2, 1990, the Partnership commenced operations, having previously sold more that the specified minimum of 117,650 units ($1,176,500). The Partnership's offering terminated January 11, 1992, with the Partnership having sold 522,116 Units ($5,221,160).

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

          The accompanying unaudited financial statements as of and for the three and six months ended June 30, 2000, and 1999, are the representation of management and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations of the Partnership. All such adjustments are normal and recurring. These results are not necessarily indicative of the results for the entire year.

          These financial statements should be read in conjunction with the Company's financial statements and notes included in the Annual Report on Form 10-KSB filed by the Company with the Securities and Exchange Commission on April 14, 2000.

(2)       Mortgage Loans Receivable
          -------------------------


          The Joint Venture Loan
          ----------------------

          This loan was repaid in full on February 14, 2000, including $7,356 of participation interest.

          St. Catherine's Loan
          --------------------

          The principal balances outstanding for these loans as of June 30, 2000 were as follows:

                                       Second Mortgage Loan  Third Mortgage Loan
                                       --------------------  -------------------

          St. Catherine's of Tiffin      $  51,500              $  51,281
          St. Catherine's of Bloomville     36,000                173,425
          St. Catherine's of Fostoria      102,000                113,550
          St. Catherine's of Findlay       142,500                126,379
          St. Catherine's of Washington
          Court House                       68,000                385,365
                                         ---------              ---------
                                           400,000              $ 850,000
                                         =========              =========

          As of June 30, 2000, the Second Mortgage Loans were current as to regular interest. The Partnership and the Borrowers have agreed to extend the terms of the Second Mortgage Loans, which matured on April 30, 2000 to April 20, 2001, so that the Second Mortgage Loans would be continuous with the underlying first mortgage. The borrowers are paying additional interest at the penalty rate of 3% per annum in addition to Basic Interest, pending documentation. The Third Mortgage Loans were not current as to regular interest as of June 30, 2000 and are due to mature August 31, 2000. As of June 30, 2000, the Partnership was owed $51,561 in interest on the Third Mortgage Loans including, $9,640 at the 3% penalty rate. The Partnership is working with the borrowers to bring the Third Mortgage Loans current.

(3)       Partners' Capital
          -----------------

          On April 14, 2000, the Partnership declared a distribution of $43,748 ($.08 per unit) to Limited Partner unitholders of record at March 15, 2000, which was paid during the second quarter. On July 10, 2000, the Partnership declared a distribution of $ 41,685 ($.08 per unit) to Limited Partner unitholders of record at June 15, 2000, which was paid subsequent to June 30, 2000.


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

          Liquidity and Capital Resources
          -------------------------------

          Partnership assets increased from $1,812,316 at December 31, 1999 to $1,821,558 at June 30, 2000. The increase of $9,242 resulted primarily from net earnings for the period that was partially offset by cash distributions on January 15, 2000 and April 14, 2000 totaling $81,734 to the Limited Partners. The Partnership also received $ 57,945 (including $7,356 of participation interest) in payment of one of its mortgage loans. As of June 30, 2000 the Partnership's loan portfolio consisted of five Second Mortgage Loans, and five Third Mortgage Loans, the aggregate outstanding principal balance of which was $ 1,250,000.

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

          The Partnership intends to maintain working capital reserves equal to approximately 2% of gross proceeds of the offering (approximately $104,423 ), an amount which is anticipated to be sufficient to satisfy liquidity requirements. The Managing General Partner continues monitoring the level of working capital reserves.

          The Second Mortgage Loans were current as to regular interest as of June 30, 2000. See Note 2 to the Financial Statements herein regarding extension of the Partnership's Second Mortgage Loans. The Third Mortgage Loans were not current as to regular interest as of June 30, 2000. The Partnership is working with the borrowers to bring the Third Mortgage Loans current. As of June 30, 2000 the Partnership was owed $51,561 of interest. The borrowers are paying interest at the penalty rate of 3% per annum plus Basic Interest.

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

          During the six months ended June 30, 2000 and 1999, the Partnership had net earnings of $81,260 and $75,992, based on total revenue of $120,522 and $114,392 and total expenses of $39,262 and $38,400, respectively. For the six months ended June 30, 2000 and 1999, the net earnings per limited partner unit was $.15 and $.14 respectively. During the three months ended June 30, 2000 and 1999, the Partnership had net earnings of $27,472 and $32,698, based on total revenue of $57,188 and $56,237, and total expenses of $29,716 and $23,539, respectively.

          The increase in net earnings of $5,268 for the six months ended June 30, 2000, compared to the six months ended June 30, 1999, is due to an increase in interest income of $6,130, an increase in professional fees of $1,544, an increase in other expenses of $810 and a decrease in management fees of $1,492.


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


             Common Goal Health Care Pension and Income Fund L.P. II
             -------------------------------------------------------
                                  (Registrant)



                                       By:   Common Goal Capital Group, Inc., II
                                             Managing General Partner



DATED: August 16, 2000                       /s/Albert E. Jenkins, III
                                             -------------------------
                                             Albert E. Jenkins, III
                                             President, Chief Executive Officer
                                             and Acting Chief Financial Officer