Form 10QSB
period 2000-09-30
COMMON GOAL HEALTH CARE PENSION & INCOME FUND L P II
filed 2000-11-14
CIK 856136

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly period ended September 30, 2000


         ( ) Transition Report Under Section 13 or 15(d) of the Exchange Act For the Transition period from ____________ to ___________

                         Commission File Number: 0-21604

                            -------------------------

             Common Goal Health Care Pension and Income Fund L.P. II (Exact name of small business issuer as specified in its charter)


            Delaware                                            36-3644837
---------------------------------                         ----------------------
 (State or other Jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)


                                 215 Main Street
                            Penn Yan, New York 14527
                         -------------------------------
                    (Address of principal executive offices)


                                 (315) 536-5985
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _YES_ X NO

                         PART 1 - Financial Information

Item 1.  Financial Statements

            COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                                           September 30   December 31
                                                               2000          1999
                                                           ------------   -----------
                                                            (Unaudited)

                                     Assets
                                     ------
Cash and cash equivalents                                   $  421,528   $  423,207
Due from affiliates                                             74,995       16,038
Accrued interest receivable                                     69,910       65,126
Mortgage loans receivable                                    1,250,000    1,307,945
                                                            ----------   ----------

Total Assets                                                $1,816,433   $1,812,316
                                                            ==========   ==========

                        Liabilities and Partners' Capital
                        ---------------------------------
   Liabilities
   -----------
Due to affiliates $                                             53,487   $   50,781
Accrued distributions                                           42,153       37,986
Deferred revenue                                               400,000      400,000
                                                            ----------   ----------
            Total Liabilities                                  495,640      488,767

   Partners' capital:
   ------------------
         General partner                                        52,721       49,600
         Limited partner                                     1,268,072    1,273,949
                                                            ----------   ----------
            Total partners' capital                          1,320,793    1,323,549
                                                            ----------   ----------
Total Liabilities and Partners' Capital                     $1,816,433   $1,812,316
                                                            ==========   ==========

See accompanying notes

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                              Statements of Income
                                   (Unaudited)

                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                 Sept 30    Sept 30    Sept 30    Sept 30
                                  2000       1999        2000      1999
                                --------   --------   --------   --------
Revenue
-------
         Interest Income        $ 55,103   $ 50,818   $175,626   $165,210
                                --------   --------   --------   --------
            Total Revenue         55,103     50,818    175,626    165,210

Expenses
--------
         Professional fees         9,732     27,446     43,088     59,258
         Fees to affiliates:
         Management                1,191      2,068      4,685      7,054
         Mortgage Servicing          208        282        771        845
         Other                       402        391      2,252      1,430
                                --------   --------   --------   --------
            Total Expenses        11,533     30,187     50,796     68,587

         Net Income and
         Comprehensive Income   $ 43,570   $ 20,631   $124,830   $ 96,623
                                ========   ========   ========   ========

Net Income allocated to
general partners - 2.5%         $  1,089   $    516   $  3,121   $  2,415

Net Income allocated to
limited partners - 97.5%          42,481     20,115    121,709     94,208
                                --------   --------   --------   --------
                                $ 43,570   $ 20,631   $124,830   $ 96,623
                                ========   ========   ========   ========

Basic earnings per limited
partner unit                    $    .08   $    .04   $    .24   $    .18
                                ========   ========   --------   --------

Weighted average limited         522,116    522,116    522,116    522,116
partner units outstanding       ========   ========   ========   ========


See accompanying notes.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                         Statements of Partners' Capital
                                   (Unaudited)


                                NINE MONTHS ENDED
                                  SEPTEMBER 30,

                                                   2000                                       1999
                                 ----------------------------------------    ---------------------------------------
                                                                 TOTAL                                     TOTAL
                                    GENERAL      LIMITED       PARTNERS'       GENERAL       LIMITED      PARTNERS'
                                   PARTNERS      PARTNERS       CAPITAL        PARTNERS      PARTNERS      CAPITAL
                                 ----------------------------------------    ---------------------------------------

Balance at beginning of period   $    49,600   $ 1,273,949    $ 1,323,549    $    45,308   $ 1,474,084    $ 1,519,392

Net income                             3,121       121,709        124,830          2,415        94,208         96,623

Distributions to partners               --        (127,586)      (127,586)          --        (329,530)      (329,530)
                                 -----------   -----------    -----------    -----------   -----------    -----------

Balance at end of period         $    52,721   $ 1,268,072    $ 1,320,793    $    47,723   $ 1,238,762    $ 1,286,485
                                 ===========   ===========    ===========    ===========   ===========    ===========

See accompanying notes.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                   NINE MONTHS ENDED
                                                                   -----------------

                                                                September 30  September 30
                                                                   2000          1999
                                                                -----------   ------------
Cash flows from operating activities:
         Net income                                               $ 124,830    $  96,623
         Adjustments to reconcile net income to net cash
           provided by operating activities:
                  Decrease (increase) in due from affiliates        (58,957)      (4,553)
                  Decrease (increase) in interest receivable         (4,784)       2,882
                  Increase (decrease) in due to affiliates            2,706        3,144
                  Decrease (increase) in mortgage
                      loan receivable                                57,945         --
                                                                  ---------    ---------
                      Net cash provided by operating activities     121,740       98,096
                                                                  ---------    ---------
Cash flows from investing activities:
                  Loan to affiliates                                   --           --
                                                                  ---------    ---------
                     Net cash used in investing activities             --           --
                                                                  ---------    ---------

Cash flows from financing activities:
         Distributions to limited partners                         (123,419)    (540,906)
                                                                  ---------    ---------
                    Net cash used in financing activities          (123,419)    (540,906)
                                                                  ---------    ---------

Net decrease in cash and cash equivalents:                           (1,679)    (442,810)

Cash and cash equivalents, beginning of period                      423,207      839,759
                                                                  ---------    ---------

Cash and cash equivalents, end of period                          $ 421,528    $ 396,949
                                                                  =========    =========

See accompanying notes.

                             COMMON GOAL HEALTH CARE
                         PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)
                               September 30, 2000


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

         The accompanying unaudited financial statements as of and for the three and nine months ended September 30, 2000 and 1999 are the representation of management and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations of the Partnership. All such adjustments are normal and recurring. These results are not necessarily indicative of the results for the entire year.

         These financial statements should be read in conjunction with the Company's financial statements and notes included in the Annual Report on Form 10-KSB filed by the Company with the Securities and Exchange Commission on April 14, 2000.

(2)      Mortgage Loans Receivable
         -------------------------

         The Joint Venture Loan
         ----------------------

         This loan was repaid in full in May, 2000 including $7,355 of participation interest.

         St. Catherine's Loan.
         --------------------

         The principal balances outstanding for these loans as of September 30, 2000 were as follows:

                                    Second Mortgage Loan     Third Mortgage Loan
                                    --------------------     -------------------

St. Catherine's of Tiffin                 $  51,500              $  51,281
St. Catherine's of Bloomville                36,000                173,425
St. Catherine's of Fostoria                 102,000                113,550
St. Catherine's of Findlay                  142,500                126,379
St. Catherine's of Washington
Court House                                  68,000                385,365
                                           --------              ---------
                                            400,000              $ 850,000
                                           ========              =========

         As of September 30, 2000, the second Mortgage Loans were current as to regular interest. The third Mortgage Loans were not current as to regular interest as of September 30, 2000. The Partnership and the Borrowers have agreed to extend the terms of the Second Mortgage Loans, which matured on April 30, 2000 to April 20, 2001, so that the Second Mortgage Loans would be coterminous with the underlying first mortgage. The borrowers are paying additional interest at the penalty rate of 3% per annum, in addition to Basic Interest, pending documentation. As of September 30, 2000, the Partnership was owed $56,342 in interest on the Third Mortgage Loans, of which $14,438 was at the 3% penalty rate. The Partnership is working with the borrowers to bring the third Mortgage Loans current. The Partnership and the Borrower have agreed to extend the terms of the Third Mortgage Loans, which matured on August 31, 2000 to April 20, 2001, so that the Third Mortgage Loans would be coterminous with the underlying First Mortgage and Second Mortgage Loans. With regard to the Third Mortgage Loans, the Partnership has waived any penalty rate of interest.

(3)      Partners' Capital
         -----------------

         On April 14, 2000, the Partnership declared and paid a distribution of $43,748 ($.08 per unit) to Limited Partner unitholders of record at March 15, 2000. On July 10, 2000, the Partnership declared and paid an accrued distribution of $ 41,685 ($.08 per unit) to Limited Partner unitholders of record at June 15, 2000. On September 15, 2000, the Partnership declared and accrued a distribution of $42,153 ($.08 per unit) to Limited Partner unitholders which was paid October 5, 2000 subsequent to September 30, 2000.

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

         Liquidity and Capital Resources
         -------------------------------

         Partnership assets increased from $1,812,316 at December 31, 1999 to $1,816,433 at September 30, 2000. The increase of $4,117 resulted primarily from net earnings for the period that was partially offset by cash distributions on January 15, 2000, April 14, 2000, and July 15, 2000, totaling $127,586 to the Limited Partners. The Partnership also received $ 57,945 (including $7,355 of participation interest) in payment of one of its mortgage loans. As of September 30, 2000 the Partnership's loan portfolio consisted of five mortgage loans, the aggregate outstanding principal balance of which was $ 1,250,000.

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

         The second Mortgage Loans were current as to regular interest as of September 30, 2000. See Note 2 to the Financial Statements herein regarding renegotiations of the Partnership's second Mortgage Loans. The third Mortgage Loans were not current as to regular interest as of September 30, 2000. The Partnership is working with the borrowers to bring the third Mortgage Loans current. As of September 30, 2000 the Partnership was owed $56,342 of interest. The borrowers are paying additional interest at the penalty rate of 3% per annum plus Basic Interest.

         Results of Operations
         ---------------------

         The Partnership commenced operations July 2, 1990, and funded its first Mortgage Loan in November 1990. As of June 30, 1991, the Partnership had completed its portfolio of Mortgage Loans. The interest earned on these investments has stabilized on a tax accounting basis. Accordingly, the General Partners expects the Partnership's earnings to remain relatively constant.

         During the nine months ended September 30, 2000 and 1999, the Partnership had net earnings of $124,830 and $96,623, based on total revenue of $175,626 and $165,210 and total expenses of $50,796 and $68,587. For the nine months ended September 30, 2000 and 1999, the net earnings per limited partner unit was $.24 and $.18 respectively.

         During the three months ended September 30, 2000 and 1999, the Partnership had net earnings of $43,570 and $20,631, based on total revenue of $55,103 and $50,818, and total expenses of $11,533 and $30,187, respectively.

         The increase in net earnings of $28,207 for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, is due to an increase in interest income of $10,416, a decrease in professional fees of $16,170, an increase in other expenses of $822 and a decrease in management fee of $2,369.

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

             Common Goal Health Care Pension and Income Fund L.P. II
             -------------------------------------------------------
                                  (Registrant)

                                       By:   Common Goal Capital Group, Inc., II
                                             Managing General Partner

DATED: November 14, 2000                     /s/Albert E. Jenkins, III
                                             -------------------------
                                             Albert E. Jenkins, III
                                             President, Chief Executive Officer
                                             and Acting Chief Financial Officer