Form 10KSB
period 2000-12-31
COMMON GOAL HEALTH CARE PENSION & INCOME FUND L P II
filed 2001-04-16
CIK 856136

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
  (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000
                                       OR
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

                        1100 Ocean Shore Blvd., Suite 10
                             Ormond Beach, FL 32176
                    (Address of principal executive offices)

                                 (904) 441-6633
                           (Issuer's telephone number)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the fiscal year ended December 31, 2000 were $232,102.

The aggregate original sales price of the units of Limited Partnership Interest held by non-affiliates of the Registrant as of March 31, 2001 was $5,221,160 (490 investors). As of March 31, 2001, there was no market for these Units and no market is expected to develop. The aggregate sales price is accordingly not necessarily indicative of the price at which these Units would trade.

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

     The Partnership's primary business was to invest in or make mortgage loans which were secured by junior mortgages or deeds of trust on fee or leasehold interests in health care-related real estate, including properties owned or acquired by affiliated borrowers, or other collateral, including interests in borrowers satisfactory to the Managing General Partner (the "Mortgage Loans"). The Partnership also made a Mortgage Loan through a joint venture with Common Goal Health Care Participating Mortgage Fund L.P. ("Common Goal I"), an affiliated, publicly-offered limited partnership with investment objectives that are substantially identical to those of the Partnership. (See "Joint Venture Loan," below.) The facilities underlying the Partnership's loans to certain affiliated borrowers (See "St. Catherine's Loans" below) were leased to an unaffiliated third party in November 1998 (the "Lessee"). The Lessee continues to lease the facilities. The Lessee did not assume the St. Catherine's Loans.

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

     The Partnership treats its Mortgage Loans as mortgage loans for federal income tax purposes. See "Item 7. Financial Statements." The Partnership is not subject to federal income taxes as the liability for such taxes is that of the partners rather than the Partnership. For further information concerning the Partnership's present investments in Mortgage Loans, see "St. Catherine's Loans" below.

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

         Joint Venture Loan.
         ------------------

     The Partnership made a mortgage loan (the "Joint Venture Loan") in August 1990 through a joint venture (the "Joint Venture") with Common Goal Participating Mortgage Fund L.P. ("Common Goal I"), an affiliated, publicly-offered limited partnership with investment objectives that are substantially identical to those of the Partnership.

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

     On December 3, 1993, Lender and Borrowers executed a First Amendment to the Amended and Restated Loan Agreement (the "First Amendment") pursuant to which the description of the Collateral was amended to eliminate the Mortgage and the calculation of Additional Interest was amended to provide that the fair market value of the Hickory House portion of the Collateral was deemed to be $6,400,000. Thus, while the Mortgage on Hickory House was released and a fair market value was attributed to that property (for purpose of subsequent calculation of Additional Interest), Lender continued to be entitled to participate in gross revenues and appreciation in Heatherwood and Hickory House. At December 31, 1999 and 1998, the Joint Venture Loan had an outstanding balance of $1,618,254, with Common Goal I's portion being approximately $1,567,664 and the Partnership's portion being approximately $50,590.

     In January, 2000, Borrower requested an extension of the maturity date to March 31, 2000. Lender agreed, provided that Borrowers paid down the principal balance of the loan by $500,000, which amount was paid in February 2000. This amount was used to retire the $50,590 remaining of the Partnership's principal with the balance reducing Common Goal I's principal. On or about April 11, 2000, the Lender and the Borrowers agreed that $235,000 of Additional Interest was due of which the Partnership's share was $7,355.

         St. Catherine's Loans.
         ---------------------

     In addition, the Partnership initially made and funded three mortgage loans to affiliated entities (the "St. Catherine's Loans"). The Partnership's affiliation with these entities is a result of the President and Chief Executive Officer of the Managing General Partner also serving as the President of the entities receiving the loans. As a result of the refinancing of the senior debt held by South Trust Bank of Alabama, N.A. secured by the St. Catherine's, Court House and Findlay facilities, the Partnership's mortgage loans for these same facilities were refinanced on April 13, 1995 and the outstanding principal and Additional Interest were subsequently paid off. The refinancing of the senior debt did not provide sufficient proceeds to allow payment in cash of the participations owing under the St. Catherine's, Court House and Findlay Loans (the "SC Participations") in the total amount of $849,500. The St. Catherine's borrowers paid the SC Participations through (i) the issuance of notes in the total amount of $400,000 bearing an interest rate of 11.00% per annum (a) maturing on the earlier of the sale or refinancing of the Tiffin, Bloomville, Fostoria, Washington Court House and Findlay Facilities (the "SC Facilities") or the maturity of the refinanced senior debt which was originally August 31, 2000 and was subsequently extended to April 20, 2001 and (b) cross-collateralized by second mortgage liens on the SC Facilities; and (ii) the issuance of a contingent payment obligation by St. Catherine's of Seneca, Inc. in the amount of $202,500 and a contingent payment obligation by St. Catherine's Care Centers of Fostoria, Inc. in the amount of $238,000 (collectively, the "CPOs").

     The CPOs bear interest at an annual rate of 11.00%, which is due quarterly, and mature on the earlier of the sale or refinancing of the SC Facilities or the maturity of the senior debt with South Trust which was originally August 31, 2000 and was subsequently extended to April 20, 2001. The CPOs provide that interest is payable on a current basis provided that the debt service coverage ratios on each of the SC Facilities is 1.2 to 1.0. In the event these debt service coverage ratios are not maintained, the interest shall accrue until the debt service coverage ratio is at least 1.2 to 1.0 or maturity. The CPOs further provide that principal is payable only to the extent that upon a resale or refinancing of the SC Facilities, there are sufficient proceeds to repay the senior debt and the amounts owing under the CPOs. The CPOs were assumed by an affiliated entity, Will Care of Ohio, Inc., and are secured, to the extent they become payable and are not paid, by a pledge of 30 shares of St. Catherine's of Seneca, Inc. common stock.

     In accordance with FASB Statement of Standards No. 66, "Accounting for Sales of Real Estate", the $840,500 participation cannot be recognized as income at this time. The Partnership has recorded $400,000 of the participation amount, related to the mortgage loan receivable, as Deferred Revenue, and the interest thereon will be recognized as it is earned. Due to the contingent nature of the $440,500 in participation income due to the Partnership related to the CPOs, such amount has not been recorded as an asset of the Partnership and the participation income and interest earned on the CPOs will be recognized only when received.

     On March 13, 1997, the Managing General Partner approved loans of $425,000 to St. Catherine's Care Center of Tiffin, Inc., St. Catherine's Care Center of Bloomville, Inc., St. Catherine's Care Center of Washington Court House, Inc., St. Catherine's Care Center of Fostoria, Inc. and St. Catherine's Care Center of Findlay, Inc., (collectively, "St. Catherine's Care Centers") affiliates of the Managing General Partner, and to be secured by third mortgages on the real properties owned by each of the foregoing, said mortgages being subordinated to senior indebtedness in the amount of $10,650,000 held by South Trust Bank of Alabama, N.A. and indebtedness of the Partnership in the amount of $400,000. The loans bear interest at the rate of 13% per annum. The Partnership funded $425,000 of these loans on April 10, 1997. On November 3, 1997 the Managing General Partner approved an increase of an additional $425,000 in the loans to the St. Catherine's Care Centers. The original maturity date of these loans was the earlier of the sale of the properties or April 30, 2000 which was subsequently extended to April 20, 2001. As of December 31, 2000 the loan balance was $850,000. Notwithstanding approval of the increase in the loans in November 1997, the St. Catherine's borrowers suspended payments of interest during the fourth quarter of 1997. Payments recommenced in February, 1998 at the default rate of 16% per annum. As of December 31, 2000, the St. Catherine's borrowers were approximately $30,000 behind in interest payments.

     The  St.  Catherine's  Care  Centers  are  in  discussions   regarding  the
refinancing of the senior debt secured by their properties. If the St. Catherine's Care Centers refinance such senior debt, the Partnership expects to enter into an agreement with the St. Catherine's borrowers providing for the extension of the maturity date of all the Partnership's outstanding loans to the St. Catherine's Care Centers to be concurrent with the maturity date of refinanced senior debt (which is expected to be on or about April 20, 2006) and for an interest rate equal to the interest rate on the senior debt plus, in the case of the second mortgage, 1.5% and, in the case of the third mortgage, 2.5%. The Partnership intends to require the St. Catherine's borrowers to pay extension fees totaling approximately $10,500. The Partnership anticipates that such extension fees, as well as the accrued late interest, will be paid with a promissory note that will be payable over the next twelve months. Although the Managing General Partner expects that the St. Catherine's Care Centers will be able to refinance the senior debt secured by their properties, there can be no assurance that such refinancing will occur as anticipated. Furthermore, in the event that the refinancing of the senior debt is not completed as anticipated, the holder of the first mortgage could force a sale of the St. Catherine's Care Centers' properties. Although the Managing General Partner believes that such properties provide sufficient collateral to support the Partnership's Mortgage Loans as well as the senior debt and thus expects the Partnership to collect all principal and accrued interest on such loans, there can be no assurance that, in the event of a forced sale of the properties, the Partnership would receive payment of all principal and interest due.

         The following charts provide certain summary information with respect to the Partnership's Mortgage Loans.

Common Goal II Second Mortgage Loans

                                                                                               St.
                           St.               St.             St.             St.           Catherine's
                        Catherine's      Catherine's     Catherine's     Catherine's      of Washington
                        of Tiffin       of Bloomville    of Fostoria      of Findlay       Court House

Date of Loan           1995             1995             1995            1995             1995

Type of Loan           Second           Second           Second          Second           Second
                       Mortgage on      Mortgage on      Mortgage on     Mortgage on      Mortgage on
                       one facility     one facility     one facility    two facilities   one facility

Current Principal
Amount Outstanding
as of Dec. 31, 2000    $51,500          $36,000          $102,000        $142,500         $68,000

Interest Rate          11.00%(1)(2)     11.00%(1)(2)     11.00%(1)(2)    11.00%(1)(2)     11.00%(1)(2)

Maturity               April 20, 2001   April 20, 2001   April 20,       April 20, 2001   April 20, 2001
                       (2)              (2)              2001 (2)        (2)              (2)

Property Type          44-bed nursing   30-bed nursing   102-bed         40-bed and       50-bed nursing
/Location of           home in          home in          nursing home    60-bed nursing   home in
Property               Tiffin, OH       Bloomville, OH   in Fostoria,    home in          Washington
Securing Loan                                            OH              Findlay, OH      Court House, OH

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

(2) The Partnership expects to reach an agreement with the St. Catherine's borrowers providing for the extension of the maturity date and a change in the interest rate. See "St. Catherine's Loans," above.

Common Goal II Third Mortgage Loans

                                                                                           St.
                        St.              St.             St.            St.           Catherine's
                    Catherine's      Catherine's      Catherine's     Catherine's     of Washington
                    of Tiffin        of Bloomville    of Fostoria    of Findlay      Court House

Date of Loan       1997             1997             1997            1997             1997

Type of Loan          Third             Third          Third            Third           Third
                   Mortgage on       Mortgage on     Mortgage on     Mortgage on      Mortgage on
                   one facility      one facility    one facility    two facilities   one facility
Current
Principal Amount
Outstanding as
of Dec. 31, 1999   $51,281          $173,425         $113,550        $126,379         $385,365

Interest Rate      13.00%(1)(2)     13.00%(1)(2)     13.00%(1)(2)    13.00%(1)(2)     13.00%(1)(2)

Maturity           April 20,        April 20,        April 20,       April 20,        April 20,
                   2001(2)          2001(2)          2001(2)         2001(2)          2001(2)

Property Type      44-bed nursing   30-bed nursing   102-bed         40-bed and       50-bed nursing
/Location of       home in          home in          nursing home    60-bed nursing   home in
Property           Tiffin, OH       Bloomville, OH   in Fostoria,    home in          Washington
Securing Loan                                        OH              Findlay, OH      Court House, OH

Origination Fee
Paid to an
Affiliate (Paid
by Borrower)       None             None             None            None             None

Relationship to
Partnership        Affiliate        Affiliate        Affiliate       Affiliate        Affiliate

(1) Interest on the St. Catherine's Mortgage Loans is at a rate of 13.00% per annum, calculated on a 365-day year for the actual number of days lapsed, and paid quarterly. The loans are currently also paying a penalty rate of an additional 3% per year.

(2) The Partnership expects to reach an agreement with the St. Catherine's borrowers providing for the extensions of the maturity date and a change in the interest rate. See "St. Catherine's Loans," above.

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

Dissolution.
-----------

     If the loans to the St. Catherine's Care Centers are extended as anticipated, they will mature on or about April 20, 2006, at which time the Managing General Partner intends to liquidate the Partnership's assets. The

Managing General Partner does not intend to invest in additional Mortgage Loans. When the Partnership commences liquidation, the Partnership will try to sell in an orderly fashion any property the Partnership has acquired by foreclosure or otherwise. If any Mortgage Loans have not matured prior to liquidation, the Partnership anticipates that it would be necessary to sell such Mortgage Loans for less than their outstanding principal balances as of the date of sale. The Partnership intends to reinvest loan proceeds received only as and if necessary to avoid classification as an investment company under the Investment Company Act of 1940. See "Item 6. Management's Discussion and Analysis or Plan of Operation" regarding possible reinvestment of mortgage loan proceeds.

     Proceeds from liquidation will be applied and distributed in the following order:

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

Item 2.  Description of Property.

         The Partnership did not own any real property as of December 31, 2000.

Item 3.  Legal Proceedings.

         The Partnership is not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the last quarter of 2000.

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

     At March 31, 2001, 522,116 Units were outstanding, and were held by 490 holders of record.

     The Partnership made distributions to Limited Partners of $170,726 or $.33 per Unit during 2000 and $367,513 ($4,169 as a distribution of principal) or $.70 per Unit during 1999.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         Liquidity and Capital Resources.
         -------------------------------

     Common Goal Health Care Pension and Income Fund L.P. II, a Delaware limited partnership (the "Partnership"), was formed to make mortgage loans secured by a mix of first and junior liens on health care related properties. The Partnership commenced its offering of Units to the public on January 12, 1990, authorized to sell up to 1,000,000 Units at $10.00 per Unit. Total gross offering proceeds raised were $5,221,160. The Partnership commenced operations on July 2, 1990. As of December 31, 2000, all available Net Offering Proceeds have been invested in Mortgage Loans and/or short-term investments in accordance with Partnership guidelines. The Partnership does not intend to make additional Mortgage Loans.

     As  of  December  31,  2000,  the   Partnership   had  ten  Mortgage  Loans
outstanding,   consisting  of  second  and  third  positions,   to  various  St.
Catherine's facilities.

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

     The Partnership maintains working capital reserves of approximately 2% of gross proceeds of the offering (approximately $431,399 at December 31, 2000), an amount which is anticipated to be sufficient to satisfy liquidity requirements. See "Item 1. Business" and the Notes to the Financial Statements for further information regarding the Partnership's Mortgage Loans.

     On April 13, 1995, the St. Catherine's, Court House, and Findlay facilities refinanced their senior debt and the Partnership's Mortgage Loans. The outstanding principal and Additional Interest were subsequently paid off. The refinancing of the senior debt did not provide sufficient proceeds to allow repayment of the Participations owing under the St. Catherine's, Washington Court House and Findlay Loans (the "SC Participations") in the total amount of $840,500. The SC Borrowers repaid the SC Participations through: (i) the issuance of notes in the total amount of $400,000 bearing an interest rate of 11.00% per annum (a) maturing on the earlier of the sale of refinancing of the Tiffin, Bloomville, Fostoria, Washington Court House and Findlay Facilities (the "SC Facilities") or the maturity of the senior debt with South Trust which was originally August 31, 2000 and was subsequently extended to April 20, 2001 and
(b) cross -  collateralized  by second mortgage liens on the SC Facilities;  and
(ii) the issuance of a contingent payment obligation by St. Catherine's of Seneca, Inc. in the amount of $202,500 and a contingent payment obligation by St. Catherine's Care Centers of Fostoria, Inc. in the amount of $238,000 (collectively, the "CPOs").

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

     On March 13, 1997, the Managing General Partner approved loans of $425,000 to St. Catherine's Care Center of Tiffin, Inc., St. Catherine's Care Center of Bloomville, Inc., St. Catherine's Care Center of Washington Court House, Inc., St. Catherine's Care Center of Fostoria, Inc. and St. Catherine's Care Center of Findlay, Inc., (collectively, "St. Catherine's Care Centers") affiliates of the Managing General Partner, and to be secured by third mortgages on the real properties owned by each of the foregoing, said mortgages being subordinated to senior indebtedness in the amount of $10,650,000 held by South Trust Bank of Alabama, N.A. and indebtedness of the Partnership in the amount of $400,000. The loans bear interest at the rate of 13% per annum. The Partnership funded $425,000 of these loans on April 10, 1997. On November 3, 1997 the Managing General Partner approved an increase of an additional $425,000 in the loans to the St. Catherine's Care Centers. The original maturity date of these loans was the earlier of the sale of the properties or April 30, 2000 which was subsequently extended to April 20, 2001. As of December 31, 2000 the loan balance was $850,000. Notwithstanding approval of the increase in the loans in November 1997, the St. Catherine's borrowers suspended payments of interest during the fourth quarter of 1997. Payments recommenced in February, 1998 at the default rate of 16% per annum. As of December 31, 2000, the St. Catherine's borrowers were approximately $30,000 behind in interest payments.

     The  St.  Catherine's  Care  Centers  are  in  discussions   regarding  the
refinancing of the senior debt secured by their properties. If the St. Catherine's Care Centers refinance such senior debt, the Partnership expects to enter into an agreement with the St. Catherine's borrowers providing for the extension of the maturity date of all the Partnership's outstanding loans to the St. Catherine's Care Centers to be concurrent with the maturity date of refinanced senior debt (which is expected to be on or about April 20, 2006) and for an interest rate equal to the interest rate on the senior debt plus, in the case of the second mortgage, 1.5% and, in the case of the third mortgage, 2.5%. The Partnership intends to require the St. Catherine's borrowers to pay extension fees totaling approximately $10,500. The Partnership anticipates that such extension fees, as well as the accrued late interest, will be paid with a promissory note that will be payable over the next twelve months. Although the Managing General Partner expects that the St. Catherine's Care Centers will be able to refinance the senior debt secured by their properties, there can be no assurance that such refinancing will occur as anticipated. Furthermore, in the event that the refinancing of the senior debt is not completed as anticipated, the holder of the first mortgage could force a sale of the St. Catherine's Care Centers' properties. Although the Managing General Partner believes that such properties provide sufficient collateral to support the Partnership's Mortgage Loans as well as the senior debt and thus expects the Partnership to collect all principal and accrued interest on such loans, there can be no assurance that, in the event of a forced sale of the properties, the Partnership would receive payment of all principal and interest due.

     The Partnership's balance of cash and cash equivalents at December 31, 2000 and December 31, 1999 was $431,399 and $423,207, respectively, which consisted of operating cash and working capital reserves. The increase in cash and cash equivalents from December 31, 1999 to December 31, 2000 of $8,192 resulted from net income of $166,090, distributions to limited partners of $165,572.

Results of Operations

     During the years ended December 31, 2000 and 1999, the Partnership reported net income of $166,090, and $171,670 based on total revenues of $232,102 and $242,630 and total expenses of $66,012 and $70,960, respectively. The Partnership's distributions to Limited Partners were $.33 per Unit in 2000 and $.70 per Unit in 1999. The 1999 distributions to Limited Partners included a return of capital of $.01 per Unit. All interest received on the Mortgage Loans is currently being recognized as interest income.

     Revenues decreased in 2000 as compared to 1999 by $10,528 due to a decrease in interest income primarily resulting from the repayment of the principal of the Joint Venture Loan in the first quarter of 2000.

     Expenses decreased in 2000 as compared to 1999, by $4,948 primarily because of a decrease of $2,783 in management fees, and a decrease of $405 in professional fees, and a decrease of $1,655 of other expenses.

     Additionally, under the terms of the Partnership agreement, the Partnership is required to reimburse the Managing General Partner for certain operating expenses. In 2000 and 1999, the Managing General Partner was reimbursed by the Partnership for $58,825 and $58,446 of these expenses, respectively. The Managing General Partner believes that such charges have not adversely affected the current yield to Limited Partners.

     The Partnership's success and the resultant rate of return to Limited Partners will be dependent upon, among other things, (a) the result of the refinancing and the terms of the loans to the St. Catherine's Care Centers, (b) the ability of the Managing General Partner to identify suitable opportunities for the Partnership to reinvest its assets, and (c) the ability of the borrowers to pay the current interest, additional interest and principal of the Mortgage Loans.

     Some statements in this Form 10-KSB are forward looking and actual results may differ materially from those stated. As discussed herein, among the factors that may affect actual results are changes in the financial condition of the borrower and/or anticipated changes in expenses or capital expenditures.

                                    PART III

Item 7.  Financial Statements.





                             COMMON GOAL HEALTH CARE
                        PENSION AND INCOME FUND L.P., II

                              Financial Statements

                        and Independent Auditors' Report
                                December 31, 2000

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II


                                Table of Contents
                                -----------------

                                                                          Page
                                                                          ----

Independent Auditors' Report..............................................F - 1

Financial Statements

        Balance Sheet.....................................................F - 2

        Statements of Income..............................................F - 3

        Statements of Partners' Capital...................................F - 4

        Statements of Cash Flows..........................................F - 5

Notes to Financial Statements.............................................F - 6

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Common Goal Health Care
 Pension and Income Fund L.P. II
Penn Yan, New York


We have audited the accompanying balance sheet of Common Goal Health Care Pension and Income Fund L.P. II (a limited partnership) as of December 31, 2000 and the related statements of income, partners' capital and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the management of Common Goal Health Care Pension and Income Fund L.P II. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Common Goal Health Care Pension and Income Fund L.P. II as of December 31, 2000 and the results of its operations and cash flows for each of the years in the two year period then ended in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, Common Goal Health Care Pension and Income Fund L.P. II has a significant portion of its mortgage loan receivables concentrated in properties in which it holds a third position on such loans.



                                             Ehrhardt Keefe Steiner & Hottman PC

February 22, 2001
Denver, Colorado

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                                  Balance Sheet
                                December 31, 2000

                                     Assets
Cash and cash equivalents                                             $  431,399
Accrued interest receivable and other - related party                     60,730
Due from affiliates                                                       74,994
Mortgage loans receivable - related party                              1,250,000
                                                                      ----------

Total assets                                                          $1,817,123
                                                                      ==========

                        Liabilities and Partners' Capital
Due to affiliates                                                     $   55,070
Accrued distributions                                                     43,140
Deferred revenue                                                         400,000
                                                                      ----------
         Total liabilities                                               498,210

Partners' capital
     General partners                                                     53,752
     Limited partners                                                  1,265,161
                                                                      ----------
         Total partners' capital                                       1,318,913
                                                                      ----------

Total liabilities and partners' capital                               $1,817,123
                                                                      ==========

                       See notes to financial statements.

            COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                              Statements of Income

                                                            For the Years Ended
                                                                December 31,
                                                            -------------------
                                                              2000        1999
                                                              ----        ----

Revenue
    Interest income                                         $232,102    $242,630
                                                            --------    --------
                                                             232,102     242,630
Expenses
    Professional fees                                         37,690      38,095
    Fees to affiliates
       Management                                              6,168       8,951
       Mortgage servicing                                      1,021       1,126
    Other                                                     21,133      22,788
                                                            --------    --------
                                                              66,012      70,960
                                                            --------    --------

Net income                                                  $166,090    $171,670
                                                            ========    ========

Net income allocated to general partners                    $  4,152    $  4,292
Net income allocated to limited partners                     161,938     167,378
                                                            --------    --------

                                                            $166,090    $171,670
                                                            ========    ========

Basic earnings per limited partner unit                     $    .32    $    .32
                                                            ========    ========

Weighted average limited partner units outstanding           522,116     522,116
                                                            ========    ========


                        See notes financial statements.

            COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                         Statements of Partners' Capital
                 For the Years Ended December 31, 2000 and 1999

                                                                                              Total
                                                                  General     Limited        Partners'
                                                                 Partners     Partners        Capital
                                                                 --------     --------        -------

Balance at December 31, 1998                                  $    45,308   $ 1,474,084    $ 1,519,392

Net income                                                          4,292       167,378        171,670

Principal distributions to limited partners ($.01 per unit)          --          (4,169)        (4,169)

Distributions to limited partners ($.69 per unit)                    --        (363,344)      (363,344)
                                                              -----------   -----------    -----------

Balance at December 31, 1999                                       49,600     1,273,949      1,323,549

Net income                                                          4,152       161,938        166,090

Distributions to limited partners ($.33 per unit)                    --        (170,726)      (170,726)
                                                              -----------   -----------    -----------

Balance at December 31, 2000                                  $    53,752   $ 1,265,161    $ 1,318,913
                                                              ===========   ===========    ===========

                       See notes to financial statements.

            COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                            Statements of Cash Flows

                                                                             For the Years Ended
                                                                                 December 31,
                                                                           ----------------------
                                                                              2000         1999
                                                                              ----         ----

Cash flows from operating activities
   Net income                                                              $ 166,090    $ 171,670
                                                                           ---------    ---------
   Adjustments to reconcile net income to net cash provided by operating activities -
     Accrued interest receivable                                               4,396         (783)
     Due to/from affiliates                                                    3,278        9,743
                                                                           ---------    ---------
                                                                               7,674        8,960
                                                                           ---------    ---------
         Net cash provided by operating activities                           173,764      180,630
                                                                           ---------    ---------

Cash flows from investing activities
   Payments from (loans to) affiliates                                          --        (17,655)
                                                                           ---------    ---------
         Net cash provided by (used in) investing activities                    --        (17,655)
                                                                           ---------    ---------

Cash flows from financing activities
   Distributions to partners                                                (165,572)    (579,527)
                                                                           ---------    ---------
         Net cash used in financing activities                              (165,572)    (579,527)
                                                                           ---------    ---------

Net decrease in cash and cash equivalents                                      8,192     (416,552)

Cash and cash equivalents, beginning of year                                 423,207      839,759
                                                                           ---------    ---------

Cash and cash equivalents, end of year                                     $ 431,399    $ 423,207
                                                                           =========    =========

Supplemental disclosure of cash flow information:
   Interest paid was $0 for 2000 and 1999.

        Income taxes paid was $0 for 2000 and 1999.

Supplemental disclosure of non-cash financing activities:

     The Partnership accrued distributions of $43,140 and $37,986 during the years ended December 31, 2000 and 1999, respectively.

                       See notes to financial statements.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                          Notes to Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------

Common Goal Health Care Pension and Income Fund L.P. (the Partnership), a Delaware Limited Partnership, was formed on May 9, 1989 to invest in and make mortgage loans to third parties and affiliates involved in health care. Having previously sold more than the specified minimum of 117,650 units ($1,176,500), the Partnership commenced operations on July 2, 1990. The Partnership's offering terminated on January 11, 1992, with the Partnership having sold 522,116 units ($5,221,160). There is no active public trading market for the units. At December 31, 2000, there were 490 unit holders.

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

Use of Estimates
----------------

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

o    Government  regulation,   government  budgetary  constraints  and  proposed
     legislative and regulatory changes; and

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                          Notes to Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Use of Estimates (continued)
----------------------------

o    Lawsuits alleging malpractice and related claims.

Partnership Management Fees and Operating Expenses
--------------------------------------------------

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

Additionally, under the terms of the Partnership agreement, the Partnership is required to reimburse the Managing General Partner for certain operating expenses. In 2000 and 1999, the Managing General Partner charged the Partnership for $58,825 and $58,446 of these expenses, respectively. The Managing General Partner believes that such charges have not adversely affected the current yield to Limited Partners.

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

Partnership Allocation of Income and Losses and Distributions
-------------------------------------------------------------

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

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                          Notes to Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Partnership Allocation of Income and Losses and Distributions (continued)
-------------------------------------------------------------------------

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

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                          Notes to Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

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

Dissolution and Returns of Principal
------------------------------------

If the loans to the St. Catherine's Care Centers are extended as anticipated (Note 2), they will mature on or about April 20, 2006, at which time the Managing General Partner intends to liquidate the Partnership's assets. The Managing General Partner does not intend to invest in additional Mortgage Loans. The Partnership intends to reinvest loan proceeds received only as and if necessary to avoid classification as an investment company under the Investment Company Act of 1940.

Proceeds from the liquidation will be applied and distributed in the following order:

     First, to the payment of creditors of the Partnership but excluding secured creditors whose obligations will be assumed or otherwise transferred on the liquidation of partnership assets; and

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                          Notes to Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Dissolution and Returns of Principal (continued)
------------------------------------------------

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

Allowance for Losses
--------------------

An allowance for loan losses is provided, if necessary, at a level, which the Partnership's management considers adequate based upon an evaluation of known and inherent risks in the loan portfolio. There was no allowance for loan losses deemed necessary at December 31, 2000.

Federal Income Taxes
--------------------

No income tax provision has been included in the financial statements since income or loss of the Partnership is required to be reported by the partners on their respective income tax returns.

Basic Earnings Per Limited Partner Unit
---------------------------------------

Basic earnings per limited partner unit is computed based on the weighted average limited partner units outstanding for the year dividend into the net income applicable to the Limited Partners.

There were no dilutive limited partner units during 1999 or 2000.

Cash and Cash Equivalents
-------------------------

The Partnership classifies all short-term investments with maturities of three months or less at the date of purchase as cash equivalents. At December 31, 2000, cash equivalents consisted of money market accounts.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                          Notes to Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Concentration of Credit Risk
----------------------------

The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, accrued interest receivable and mortgage loans receivable. The Company maintains cash balances in bank deposit accounts, which at times, may exceed federally insured limits. At December 31, 2000, the Company's cash balances were in excess of such limits by approximately $331,000.

The accrued interest receivable and mortgage loan receivable balances at December 31, 2000 are from the various mortgages described in Note 2.


Note 2 - Mortgage Loans Receivable - Related Party
--------------------------------------------------

On March 7, 1997, the Partnership entered into a loan agreement with the St. Catherine entities, a related party (Washington Court House, Fostoria, Tiffin, Bloomville and Findlay), whereby the Partnership would fund $425,000 for the renovation of the St. Catherine facilities. The loan, which is secured by the St. Catherine facilities, bears interest at a rate of 13% per annum with the entire principal balance due on the maturity date of April 20, 2001.

On March 31, 1998, the Partnership, the Partnership and the St. Catherine entities amended the March 7, 1997 loan in order to increase the principal amount of the loan to $850,000. No other terms of the loan were altered pursuant to the amendment.

The mortgage loan balances at December 31, 2000 to the affiliated St. Catherine entities totaled $850,000, which represent third mortgages on the underlying properties located in Ohio. The Partnership's ability to recover interest and principal on these mortgages is dependent upon the underlying properties' ability to generate sufficient operating income and/or appreciation in fair values.

A summary of mortgage loan receivable activity for the year ended December 31, 2000 is as follows:

                                 Second          Third
                                Positions      Positions       Totals
                                ---------      ---------       ------

Balance at December 31, 1999   $   457,945    $   850,000   $ 1,307,945

Mortgage loan payment              (57,945)          --         (57,945)
                               -----------    -----------   -----------

Balance at December 31, 2000   $   400,000    $   850,000   $ 1,250,000
                               ===========    ===========   ===========

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                          Notes to Financial Statements


Note 2 - Mortgage Loans Receivable (continued)
----------------------------------------------

Investments in Operating Properties
-----------------------------------

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

     (a)  bearing an interest rate of 11% per annum, which is due quarterly
     (b) ______ maturing on the earlier of the sale or refinancing of the SC Facilities or the maturity of the senior debt with South Trust (August
          2000).

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

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                          Notes to Financial Statements


Note 2 - Mortgage Loans Receivable (continued)
----------------------------------------------

     In accordance with FASB Statement of Standards No. 66, "Accounting for Sales of Real Estate", the $840,500 participation was not recognized as income during 1995. The Partnership has recorded $400,000 of the participation amount, related to the mortgage loan receivable, as deferred revenue, and the interest thereon will be recognized as it is earned. Due to the contingent nature of the $440,500 due to the Partnership related to the CPOs, such amount has not been recorded as an asset of the Partnership and the participation income and interest earned on the CPOs will be recognized only when received. Interest received by the Partnership relating to the CPOs amounted to $48,455 for the years ended December 31, 2000 and 1999.

The repayment terms of the mortgage loans in affiliated operating properties resulted in new second mortgage loans on the St. Catherine's Facilities totaling $400,000 at December 31, 2000. These new second mortgage loans are appropriately classified as mortgage loan receivables as they do not contain virtually the same risk and potential rewards as joint ventures.

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

During 2000, the $50,590 outstanding balance was repaid. In addition to the principal amount, the Partnership received an additional $7,355 representing its share of participation interest on the joint venture loan. The partnership has recorded the $7,355 as additional interest income in the accompanying financial statements.

Additionally, during 2000 the Partnership renegotiated the other remaining loan balances with remaining terms, which extended the maturity dates to April 20, 2001, which is consistent with the first mortgage loans.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                          Notes to Financial Statements


Note 2 - Mortgage Loans Receivable (continued)
----------------------------------------------

The mortgage loans were behind in interest payments by approximately $30,000 at December 31, 2000. Subsequent to December 31, 2000, the St. Catherine's Care Centers are in discussions regarding the refinancing of the senior debt secured by their properties. If the St. Catherine's Care Centers refinance such senior debt, the Partnership expects to enter into an agreement with the St. Catherine's borrowers providing for the extension of the maturity date of all the Partnership's outstanding loans to the St. Catherine's Care Centers to be concurrent with the maturity date of refinanced senior debt (which is expected to be on or about April 20, 2006) and for an interest rate equal to the interest rate on the senior debt plus, in the case of the second mortgage, 1.5% and, in the case of the third mortgage, 2.5%. The Partnership intends to require the St. Catherine's borrowers to pay extension fees totaling approximately $10,500. The Managing General Partner believes that such properties provide sufficient collateral to support the Partnership's Mortgage Loans as well as the senior debt and thus expects the Partnership to collect all principal and accrued interest on such loans.


Note 3 - Fair Value of Financial Instruments
--------------------------------------------

The fair value of the Partnership's mortgage loans receivable differed from their carrying value as follows:

                                            Carrying             Fair
                                             Value               Value
                                             -----               -----

         December 31, 2000               $ 1,250,000         $ 1,257,582
                                         ===========         ===========

The Partnership estimates the fair value of its mortgage loans receivable by discounting future cash flows using an appropriate interest rate.

The carrying amounts at December 31, 2000 for cash and cash equivalents, accrued
interest  receivable,   due  from  and  to  affiliates,   and  accrued  expenses
approximated their fair values due to the short maturity of these instruments.


Note 4 - Partners' Capital
--------------------------

On December 15, 1999, the Partnership declared a distribution of $363,344 ($.69 per unit) to Limited Partner unit holders. The Partnership also declared distributions during 1999 of $4,169 ($.01 per unit) as a return of principal to the Limited Partners. The Partnership has accrued approximately $38,000 of these distributions at December 31, 1999, which were subsequently paid in January 2000.

During 2000, the Partnership declared distributions totaling $170,726 ($.33) per unit) to Limited Partner unit holders. The Partnership has accrued approximately $43,000 of these distributions at December 31, 2000, which were subsequently paid in 2001.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     On March 20, 1999, the Partnership engaged Ehrhardt Keefe Steiner & Hottman PC as its independent auditors for the 1998 fiscal year. Reports on Form 8-K, 8-K/A and Form 8-K/A-2 reporting the event were filed on March 24, 1999, April 2, 1999 and April 9, 1999 respectively. There were no reporting disagreements on financial statement disclosures or accounting matters covering the prior two fiscal years up through March 20, 1999 audited by the predecessor auditors.

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

     The Partnership does not have directors or officers. The following is a list of the officers and directors of the Managing General Partner as of March 31, 2001:

Name                          Age         Position
----                          ---         --------
Albert E. Jenkins III         54          Chairman of the Board, Chief Executive
                                          Officer, President and Director
Richard R. Wood               78          Director, Secretary and Treasurer
William E. Jasper             85          Director
Linda R. Robison              54          Director

     Albert E. Jenkins III is the President, Chief Executive Officer and a Director of the Managing General Partner as well as the Executive Vice President and Secretary/Treasurer of Common Goal Mortgage Company. He is also President and Chief Executive Officer of Common Goal Capital Group, Inc. ("CG Capital Group"), the managing general partner of Common Goal Health Care Participating Mortgage Fund L.P., a Delaware limited partnership ("Common Goal I"). Mr. Jenkins also serves on the boards of directors of the above-referenced corporations. Mr. Jenkins is a co-general partner of Common Goal Limited
Partnership I. Mr. Jenkins is also President, Chief Executive Officer and a director of the St. Catherine's Care Centers, which are comprised of five long term care facilities located in the State of Ohio.

     Richard R. Wood is a director of the Managing General Partner and is president, a director and owner of 95% of the outstanding stock of Renwood Properties, Inc. Mr. Wood is also a co-general partner of Common Goal Limited Partnership I and a director of Common Goal Capital Group, Inc., the managing general partner of Common Goal I. In addition, Mr. Wood is a member of the board of directors of the St. Catherine's affiliated companies which currently own five health care facilities in Ohio. Mr. Wood has, either individually or together with or through Renwood, sponsored 58 prior private limited partnerships which have acquired real estate. These partnerships have raised approximately $35,000,000, with approximately 81% of the properties acquired being government-subsidized low income housing projects for families and the elderly and handicapped. In addition, Mr. Wood is a controlling shareholder of several of the Renwood companies, which act as co-general partners and property managers of certain of the above-referenced syndications. He is currently a member of the National Leased Housing Association, Council for Rural Housing and the Real Estate Investment Association. Mr. Wood received a B.A. from Harvard University in 1943 and attended Massachusetts Institute of Technology from 1947-1948.

     William E. Jasper, Jr. is a director of the Managing General Partner and has been a member of the Board of Directors of Madison Square Federal Savings Bank since 1964. Prior to 1980, when Mr. Jasper retired, he had served as president of a multi-line insurance agency and brokerage. Mr. Jasper is a Deputy Regional Director for a fraternal organization that is dedicated to the Maryland Special Olympics which provides health-care training and specialized sports for the mentally handicapped. Mr. Jasper attended Baltimore City College and has taken numerous extended courses at Loyola College and Johns Hopkins University in real estate, appraisals, inspections, financial planning, mortgages and management.

     Linda R. Robison, is a director of the Managing General Partner. Ms. Robison is an attorney and practices primarily in the areas of corporate transactions, corporate finance, tax, estate planning and real estate. She represents such industries as manufacturing, health care, construction, retail, distribution, and computer software. Ms. Robison has been admitted to the Bar in Massachusetts, Illinois, and Florida. She is a member of the American Bar Association, and the U.S. Tax Court, and past chair of the ABA Small Business Committee's subcommittee on corporate tax. She has published articles in the Practical Tax Lawyer, Securities & Commodities Regulation, Smith's Review-Federal, Estate and Gift Taxation, Taxation for Lawyers, and a Matthew Bender treatise on real estate transactions. She earned her undergraduate degree from the University of Georgia where she attained a B.S. in psychology and graduated cum laude and Phi Beta Kappa. Ms. Robison has a L.L.M. in taxation from Boston University. She is a co-founder and director of a wholesaler of sportswear, and a co-founder and director of a firm which finishes plastic parts for the computer and automotive industries. Ms. Robison is a director of several not for profit charitable and service organizations and has served as the Chair and Past President of the U.S. Committee for UNICEF, past president of Chicago Finance Exchange, and past treasurer of Chicago Midwest Women's Center. Ms. Robison is also a Zoning and Planning Commissioner for the City of Sanibel, Florida.

Item 10. Executive Compensation.

     The Partnership has no executive officers or directors. The Partnership is not required to pay the officers and directors of the General Partners any current nor any proposed compensation in such capacities. However, the Partnership is required to pay certain fees, make distributions and allocate a share of the profits or losses of the Partnership to the General Partners as described under the caption "Management Compensation" on pages 8 through 11 of the Partnership's Prospectus, which description is incorporated herein by reference. Set forth below are the fees, compensation and other reimbursements paid or accrued to the Managing General Partner and its Affiliates for the year ended December 31, 2000.

                                   Capacities in
                                   Which Compensation
Name of Affiliate                  was Received                Remuneration
-----------------                  ------------                ------------

Managing General Partner           Management fee                 $6,168

Common Goal Mortgage               Mortgage loan                  $1,021
Company servicing fees

No form of non-cash remuneration was paid by the Partnership.

For further information on compensation paid to Common Goal and its Affiliates, see "Management Compensation" on pages 8-11 of the Prospectus.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The Partnership, as an entity, does not have any directors or officers. The following is information concerning Unit ownership as of March 31, 2001.

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

Item 12.   Certain Relationships and Related Transactions.

     The Partnership has made and funded several Mortgage Loans to affiliated entities (St. Catherine's Care Center of Tiffin, Inc., St. Catherine's Care Center of Bloomville, Inc., St. Catherine's Care Center of Washington Court House, Inc., St. Catherine's Care Center of Fostoria, Inc. and St. Catherine's Care Center of Findlay, Inc., (collectively, the "St. Catherine's Care Centers")). In connection with these Mortgage Loans, the Partnership obtained the opinion of an independent third party that the terms and conditions of the respective loans were fair and at least as favorable to the Partnership as a loan to an unaffiliated party in similar circumstances. The Partnership expects to enter into an agreement with the St. Catherine's borrowers providing for the extension of the maturity date of all the outstanding loans to the St.
Catherine's Care Centers. The Partnership will obtain the opinion of an independent third party that the terms and conditions of such agreement are fair and at least as favorable to the Partnership as an agreement with an unaffiliated party in similar circumstances. See "Management's Discussion and Analysis or Plan of Operation" for further information regarding these Mortgage Loans. The Partnership made an additional loan to an unaffiliated party through a joint venture with Common Goal I, an affiliated, publicly-offered limited partnership with similar investment objectives (the "Joint Venture Loan"). For further information concerning the Joint Venture Loan, see "Item 1. Description of Business."

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

     3.2 (b) Pages 8-11 of the Registrant's final Prospectus dated January 12, 1990, as filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended. Reports on Form 8-K

          (b) Reports on Form 8-K.

     The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 2000.

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

                         COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                          By:      Common Goal Capital Group, Inc., II,
                                   General Partner

                          By:      /s/ Albert E. Jenkins
                                   ---------------------
                                   Albert E. Jenkins III
                                       Chairman and Chief Executive Officer

Date:  April 16, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Name                             Position                      Date
       ----                             --------                      ----

/s/ Albert E. Jenkins             Chairman (Principal            April 16, 2001
---------------------                Executive Officer),
Albert E. Jenkins III                President, Principal
                                     Financial and
                                     Accounting Officer
                                     and Director of
                                     Managing General
                                     Partner


/s/ William E. Jasper, Jr.        Director of Managing           April 16, 2001
--------------------------           General Partner
William E. Jasper, Jr.


/s/ Richard R. Wood               Director of Managing           April 16, 2001
-------------------                  General Partner
Richard R. Wood


/s/ Linda R. Robison              Director of Managing           April 16, 2001
--------------------                 General Partner
Linda R. Robison


(A Majority of the Board of Directors of the Managing General Partner)