Form 10QSB
period 2001-03-31
COMMON GOAL HEALTH CARE PENSION & INCOME FUND L P II
filed 2001-05-21
CIK 856136

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB



(Mark One)
   (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Quarterly period ended March 31, 2001


   ( ) Transition Report Under Section 13 or 15(d) of the Exchange Act For the Transition period from ________________ to ________________

                         Commission File Number: 0-21604



             Common Goal Health Care Pension and Income Fund L.P. II (Exact name of small business issuer as specified in its charter)


            Delaware                                          36-3644837
---------------------------------                       -----------------------
  (State or other Jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification Number)


                        1100 Ocean Shore Blvd., Suite 10
                             Ormond Beach, FL 32176
                         ------------------------------
                    (Address of principal executive offices)


                                 (904) 441-6633
                                 --------------

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
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                                          March 31,   December 31,
                                                            2001          2000
                                                         ----------   ----------
                                                        (Unaudited)
                           Assets
                           ------
Cash and cash equivalents                                $  436,874      431,399
Due from affiliates                                          74,994       74,994
Accrued interest receivable                                  76,164       60,730
Mortgage loans receivable                                 1,250,000    1,250,000
                                                         ----------   ----------

Total Assets                                             $1,838,032   $1,817,123
                                                         ==========   ==========

                 Liabilities and Partners' Capital
                 ---------------------------------
   Liabilities
   -----------
Due to affiliates $                                          58,439   $   55,070
Accrued distributions                                        43,687       43,140
Deferred revenue                                            400,000      400,000
                                                         ----------   ----------
            Total Liabilities                               502,126      498,210

   Partners' capital:
   ------------------
         General partner                                     55,269       53,752
         Limited partner                                  1,280,637    1,265,161
                                                         ----------   ----------
            Total partners' capital                       1,335,906    1,318,913
                                                         ----------   ----------
Total Liabilities and Partners' Capital                  $1,838,032   $1,817,123
                                                         ==========   ==========


See accompanying notes

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                              Statements of Income
                                   (Unaudited)

                                                           THREE MONTHS ENDED
                                                       March 31,        March 31,
                                                         2001             2000
                                                       --------         --------
Revenue
-------
      Interest Income                                  $ 70,986         $ 63,335
                                                       --------         --------
      Total Revenue                                      70,986           63,335

Expenses
--------
      Professional fees                                   8,111            2,430
      Fees to affiliates:
      Management                                          1,374            1,802
      Mortgage Servicing                                    250              282
      Other                                                 571            5,031
                                                       --------         --------
         Total Expenses                                  10,306            9,545

      Net Income and
      Comprehensive Income                             $ 60,680         $ 53,790
                                                       ========         ========

Net Income allocated to
general partners - 2.5%                                $  1,517         $  1,345

Net Income allocated to
limited partners - 97.5%                                 59,163           52,445
                                                       --------         --------
                                                       $ 60,680         $ 53,790
                                                       ========         ========

Basic earnings per limited
partner unit                                           $    .12         $    .10
                                                       ========         ========

Weighted average limited                                522,116          522,116
partner units outstanding                              ========         ========

See accompanying notes.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                         Statements of Partners' Capital
                                   (Unaudited)

                                                                 THREE  MONTHS ENDED
                                                                      MARCH 31,
                                 ------------------------------------------------------------------------------------
                                                   2001                                      2000
                                 -----------------------------------------   ----------------------------------------
                                                                  TOTAL                                      TOTAL
                                    GENERAL       LIMITED       PARTNERS'      GENERAL       LIMITED        PARTNERS'
                                    PARTNERS      PARTNERS       CAPITAL       PARTNERS      PARTNERS        CAPITAL
                                    --------      --------       -------       --------      --------        -------

Balance at beginning of period   $    53,752   $ 1,265,161    $ 1,318,913    $    49,600   $ 1,273,949    $ 1,323,549

Net income                             1,517        59,163         60,680          1,345        52,445         53,790

Distributions to partners               --         (43,687)       (43,687)          --         (43,748)       (43,748)
                                 -----------   -----------    -----------    -----------   -----------    -----------

Balance at end of period         $    55,269   $ 1,280,637    $ 1,335,906    $    50,945   $ 1,282,646    $ 1,333,591
                                 ===========   ===========    ===========    ===========   ===========    ===========

See accompanying notes.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                     THREE MONTHS ENDED
                                                                     ------------------

                                                                   March 31,    March 31,
                                                                     2001         2000
                                                                  ---------    ---------
Cash flows from operating activities:
         Net income                                               $  60,680    $  53,790
         Adjustments to reconcile net income to net cash
           provided by operating activities:
                  Decrease (increase) in due from affiliates                     (59,463)
                  Decrease (increase) in interest receivable        (15,434)      (3,887)
                  Increase (decrease) in due to affiliates            3,369        3,871
                  Decrease (increase) in mortgage
                      loan receivable                                             57,945
                                                                  ---------    ---------
                      Net cash provided by operating activities      48,615       52,256
                                                                  ---------    ---------
Cash flows from financing activities:
         Distributions to limited partners                          (43,140)     (37,986)
                                                                  ---------    ---------
                    Net cash used in financing activities           (43,140)     (37,986)
                                                                  ---------    ---------

Net increase in cash and cash equivalents:                            5,475       14,270

Cash and cash equivalents, beginning of period                      431,399      423,207
                                                                  ---------    ---------

Cash and cash equivalents, end of period                          $ 436,874    $ 437,477
                                                                  =========    =========

See accompanying notes.

                             COMMON GOAL HEALTH CARE
                         PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)
                                 March 31, 2001


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

         The general partners are Common Goal Capital Group, Inc. II, the managing general partner, and Common Goal Limited Partnership II, the associate general partner. Under the terms of the Partnership's agreement of limited partnership (the "Partnership Agreement"), the general partners are not required to make any additional capital contributions except under certain limited circumstances upon termination of the Partnership.

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

         The accompanying unaudited financial statements as of and for the three months ended March 31, 2001 and 2000 are the representation of management and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations of the Partnership. All such adjustments are normal and recurring. These results are not necessarily indicative of the results for the entire year.

         These financial statements should be read in conjunction with the Company's financial statements and notes included in the Annual Report on Form 10-KSB filed by the Company with the Securities and Exchange Commission on April 16, 2001.

(2)      Mortgage Loans Receivable
         -------------------------


                  St. Catherine's Loans.
                  ---------------------

         The principal balances outstanding for these loans as of March 31, 2001 were as follows:

                                   Second Mortgage Loans   Third Mortgage Loans
                                   ---------------------   --------------------

    St. Catherine's of Tiffin            $  51,500              $  51,281
    St. Catherine's of Bloomville           36,000                173,425
    St. Catherine's of Fostoria            102,000                113,550
    St. Catherine's of Findlay             142,500                126,379
    St. Catherine's of Washington
    Court House                             68,000                385,365
                                         ---------              ---------
                                           400,000              $ 850,000
                                         =========              =========

         As of March 31, 2001, the second Mortgage Loans were current as to regular interest. The third Mortgage Loans were not current as to regular interest as of March 31, 2001. The Partnership and the Borrowers agreed to extend the terms of the second and third Mortgage Loans, which matured on April 20, 2001, so that the second and third Mortgage Loans would be coterminous with the underlying first mortgage. As of March 31, 2001, the Partnership was owed $65,316 in late interest and fees on the third Mortgage Loans. The Partnership is working with the borrowers to bring the third Mortgage Loans current.

(3)      Partners' Capital
         -----------------

         On April 13, 2001, the Partnership declared and paid an accrued distribution of $43,687 ($.08 per unit) to Limited Partner unitholders of record at March 15, 2001.

Item 2.  Management's Discussion and Analysis or Plan of Operation.
         ---------------------------------------------------------

         General
         -------

         Some statements in this Form 10-QSB are forward looking and actual results may differ materially from those stated. As discussed herein, among the factors that may affect actual results are changes in the financial condition of the borrower and/or anticipated changes in expenses or capital expenditures.

         Common Goal Health Care Pension and Income Fund L.P. II, a Delaware limited partnership (the "Partnership"), was formed to make mortgage loans secured by a mix of first and junior liens on health care-related properties. The Partnership commenced its offering of Units to the public on January 12, 1990, and commenced operations on July 2, 1990 (having sold the Minimum Number of Units as of that date). After having raised $5,221,160 by selling Units to 483 investors, the Partnership terminated the public offering on January 11, 1992. The Partnership holds ten mortgage loans (the "Mortgage Loans"), consisting of second and third positions, secured by properties owned by affiliated entities (the "St. Catherine's Care Centers").

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


         Liquidity and Capital Resources
         -------------------------------

         Partnership assets increased from $1,817,123 at December 31, 2000 to $1,838,032 at March 31, 2001. The increase of $20,909 resulted primarily from net earnings for the period partially offset by cash distributions on January 15, 2001. As of March 31, 2001 the Partnership's loan portfolio consisted of ten mortgage loans secured by properties owned by affiliated entities (the "St. Catherine's Care Centers"), the aggregate outstanding principal balance of which was $ 1,250,000.

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

         The second Mortgage Loans were current as to regular interest as of March 31, 2001. The third Mortgage Loans were not current as to regular interest as of March 31, 2001. The Partnership is working with the borrowers to bring the third Mortgage Loans current. As of March 31, 2001 the Partnership was owed $76,164 of interest and fees.

         The maturity date of the senior debt secured by the St. Catherine's Care Centers' properties (the "Senior Debt"), as well as of the Partnership's Mortgage Loans, was April 20, 2001.

         The St. Catherine's Care Centers have refinanced the Senior Debt. The effective date of such refinancing is April 20, 2001. The refinanced Senior Debt has a term of three years and a fixed interest rate of 8.25% per year (the "Senior Debt Rate"). The Partnership is in the process of documenting an agreement with the St. Catherine's Care Centers providing for the extension of the maturity dates of all the Partnership's outstanding loans to the St. Catherine's Care Centers. The effective date of such extensions is expected to be April 20, 2001. The maturity dates will coincide with the maturity date of refinanced Senior Debt (April 20, 2004). Under the terms of the Partnership's extension, the annual interest rate on its loans will be equal to, in the case of the second mortgage loans, 9.75% (or 1.5% above the Senior Debt Rate) and, in the case of the third mortgage loans, 10.75% (or 2.5% above the Senior Debt Rate). The aggregate principal amount of the refinanced second and third mortgage loans held by the Partnership will be $1,250,000. The Partnership intends to require the St. Catherine's borrowers to pay extension fees totaling approximately $10,500. In connection with the refinancings of the Mortgage Loans, the St. Catherine's Care Centers have agreed to pay accrued late interest and fees with respect to the third mortgages totaling approximately $69,000 through delivery of a promissory note that will have an interest rate of 7% per year and amortize over the next twelve months.

         The facilities underlying the Partnership's Mortgage Loans were leased to an unaffiliated third party in November 1998 (the "Lessee"). The Lessee continues to lease the facilities. The Lessee did not assume the St. Catherine's Loans.

         Results of Operations
         ---------------------

         As of March 31, 2001 the Partnership's loan portfolio consisted of ten mortgage loans secured by properties owned by the St. Catherine's Care Centers.

         The maturity date of the Senior Debt secured by the St. Catherine's Care Centers' properties, as well as the Partnership's mortgage loans, was April 20, 2001. The St. Catherine's Care Centers have refinanced the Senior Debt secured by their properties, and the Partnership is in the process of documenting an agreement with the St. Catherine's Care Centers providing for the extension of the maturity dates of all the Partnership's outstanding loans to the St. Catherine's Care Centers, as discussed in "Liquidity and Capital Resources," above.

         During the three months ended March 31, 2001 and 2000, the Partnership had net income of $60,680 and $53,790, based on total revenue of $70,986 and $63,335 and total expenses of $10,306 and $9,545. For the three months ended March 31, 2001 and 2000, the net earnings per limited partner unit was $.12 and $.10 respectively.

         The increase in net income of $6,890 for the three months ended March 31, 2001, compared to the three months ended March 31, 2000, is due an increase in interest income of $7,651 partially offset by an increase of $761 in other expenses.

         The Partnership's success and the resultant rate of return to Limited Partners will be dependent upon, among other things, the completion of the documentation of the refinancing of the St. Catherine's Care Centers' loans , the ability of the Managing General Partner to identify suitable opportunities for the Partnership to reinvest its assets and the ability of the borrowers to pay the current interest, additional interest and principal of the Mortgage Loans.

         PART II - OTHER INFORMATION

         Items 1 through 5 are omitted because of the absence of conditions under which they are required.

         Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits
                           None

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


             Common Goal Health Care Pension and Income Fund L.P. II
             -------------------------------------------------------
                                  (Registrant)



                                    By:   Common Goal Capital Group, Inc., II
                                          Managing General Partner



DATED: May 21, 2001                       /s/Albert E. Jenkins, III
                                          -------------------------
                                          Albert E. Jenkins, III
                                          President, Chief Executive Officer
                                          and Acting Chief Financial Officer