Form 10QSB
period 2001-06-30
COMMON GOAL HEALTH CARE PENSION & INCOME FUND L P II
filed 2001-08-14
CIK 856136

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
     (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Quarterly period ended June 30, 2001


     ( ) Transition Report Under Section 13 or 15(d) of the Exchange Act For the Transition period from _____________ to ____________


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
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                                                     June 30,   December 31,
                                                                       2001        2000
                                                                   -----------  ----------
                                                                   (Unaudited)

                                     Assets
                                     ------
Cash and cash equivalents                                          $  491,238      431,399
Due from affiliates                                                        --       74,994
Accrued interest receivable                                            78,905       60,730
Mortgage loans receivable - related party                           1,250,000    1,250,000
Accounts receivable-other                                              10,500           --
                                                                   ----------   ----------
Total Assets                                                       $1,830,643   $1,817,123
                                                                   ==========   ==========

                        Liabilities and Partners' Capital
                        ---------------------------------
   Liabilities
Due to affiliates                                                  $   70,612   $   55,070
Accrued distributions                                                  49,124       43,140
Deferred revenue                                                      400,000      400,000
                                                                   ----------   ----------
            Total Liabilities                                         519,736      498,210

   Partners' capital:
         General partner                                               55,872       53,752
         Limited partner                                            1,255,035    1,265,161
                                                                   ----------   ----------
            Total partners' capital                                 1,310,907    1,318,913
                                                                   ----------   ----------
Total Liabilities and Partners' Capital                            $1,830,643   $1,817,123
                                                                   ==========   ==========

See accompanying notes

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                              Statements of Income
                                   (Unaudited)

                                    SIX MONTHS ENDED              THREE MONTHS ENDED
                                 June 30,       June 30,        June 30,        June 30,
                                  2001            2000            2001            2000
                                --------        --------        --------        --------
Revenue
-------
   Interest Income              $119,958        $120,522          48,972          56,237
   Other Income                   10,500              --          10,500              --
                                --------        --------        --------        --------
     Total Revenue               130,458         120,522          59,472          56,237

Expenses
--------
   Professional fees              41,279          33,356          33,168          20,295
   Fees to affiliates:
   Management                      2,624           3,494           1,250           2,180
   Mortgage Servicing                500             563             250             281
   Other                           1,252           1,849             681             783
                                --------        --------        --------        --------
      Total Expenses              45,655          39,262          35,349          23,539

   Net Income and
   Comprehensive Income         $ 84,303        $ 81,260        $ 24,123        $ 32,698
                                ========        ========        ========        ========

Net Income allocated to
general partners - 2.5%         $  2,120        $  2,032        $    603        $    817

Net Income allocated to
limited partners - 97.5%          82,683          79,228          23,520          31,881
                                --------        --------        --------        --------
                                $ 84,803        $ 81,260        $ 24,123        $ 32,698
                                ========        ========        ========        ========

Basic earnings per limited
partner unit                    $    .16        $    .15        $    .05        $    .06
                                ========        ========        ========        ========

Weighted average limited         522,116         522,116         522,116         523,116
partner units outstanding       ========        ========        ========        ========

See accompanying notes.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                         Statements of Partners' Capital
                                   (Unaudited)

                                                                   SIX  MONTHS ENDED
                                                                        JUNE 30,
                                 ------------------------------------------------------------------------------------
                                                  2001                                        2000
                                 ----------------------------------------    ----------------------------------------

                                                                  TOTAL                                     TOTAL
                                   GENERAL       LIMITED        PARTNERS'      GENERAL       LIMITED       PARTNERS'
                                  PARTNERS       PARTNERS        CAPITAL       PARTNERS      PARTNERS       CAPITAL
                                 ----------------------------------------    ----------------------------------------

Balance at beginning of period   $    53,752   $ 1,265,161    $ 1,318,913    $    49,600   $ 1,273,949    $ 1,323,549

Net income                             2,120        82,683         84,803          2,032        79,228         81,260

Distributions to partners               --         (92,809)       (92,809)          --         (85,433)       (85,433)
                                 -----------   -----------    -----------    -----------   -----------    -----------

Balance at end of period         $    55,872   $ 1,255,035    $ 1,310,907    $    51,632   $ 1,267,744    $ 1,319,376
                                 ===========   ===========    ===========    ===========   ===========    ===========

See accompanying notes.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                       SIX MONTHS ENDED
                                                                    ---------------------

                                                                     June 30,     June 30,
                                                                       2001        2000
                                                                    ---------    ---------
Cash flows from operating activities:
         Net income                                                 $  84,803    $  81,260
         Adjustments to reconcile net income to net cash
           provided by operating activities:
                  Decrease (increase) in due from affiliates           74,994      (60,475)
                  Decrease (increase) in interest receivable          (18,175)     (13,067)
                  Decrease(increase) in accounts receivable-other     (10,500)
                  Increase (decrease) in due to affiliates             15,542        9,716
                  Decrease (increase) in mortgage
                      loans receivable                                 57,945            -
                                                                    ---------    ---------

                      Net cash provided by operating activities       146,664       75,379
                                                                    ---------    ---------

Cash flows from financing activities:
         Distributions to limited partners                            (86,825)     (81,734)
                                                                    ---------    ---------

                    Net cash used in financing activities             (86,825)     (81,734)
                                                                    ---------    ---------

Net increase in cash and cash equivalents:                             59,839       (6,355)

Cash and cash equivalents, beginning of period                        431,399      423,207
                                                                    ---------    ---------

Cash and cash equivalents, end of period                            $ 491,238    $ 416,852
                                                                    =========    =========

See accompanying notes.

                             COMMON GOAL HEALTH CARE
                         PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)
                                  June 30, 2001


(1)      Organization and Summary of Significant Accounting Policies
         -----------------------------------------------------------

         Common Goal Health Care Pension and Income Fund L.P. II ("Partnership") was formed on May 9, 1989, to invest in and make mortgage loans to third parties and affiliates involved in health care. On July 2, 1990, the Partnership commenced operations, having previously sold more than the specified minimum of 117,650 units ($1,176,500). The Partnership's offering terminated January 11, 1992 with the Partnership having sold 522,116 Units ($5,221,160).

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

         Under the terms of the Partnership Agreement, the Partnership is required to pay a quarterly management fee to the managing general partner equal to 1% per annum of adjusted contributions, as defined. A mortgage servicing fee equal to .25% per annum of the Partnership's outstanding mortgage loan receivable principal amount also is paid quarterly to Common Goal Mortgage Company, an affiliate of the general partners. Additionally, under the terms of the Partnership Agreement, the Partnership is required to reimburse the managing general partner for certain operating expenses.

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

         The accompanying unaudited financial statements as of and for the six months ended June 30, 2001 and 2000 are the representation of management and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations of the Partnership. All such adjustments are normal and recurring. These results are not necessarily indicative of the results for the entire year.

         These financial statements should be read in conjunction with the Company's financial statements and notes included in the Annual Report on Form 10-KSB filed by the Company with the Securities and Exchange Commission on April 16, 2001.

(2)      Mortgage Loans Receivable-Related Party
         ---------------------------------------


                  St. Catherine's Loans.
                  ---------------------

         The principal balances outstanding for these loans as of June 30, 2001 were as follows:

                                             Second Mortgage Loans    Third Mortgage Loans
                                             ---------------------    --------------------

         St. Catherine's of Tiffin               $    51,500             $   51,281
         St. Catherine's of Bloomville                36,000                173,425
         St. Catherine's of Fostoria                 102,000                113,550
         St. Catherine's of Findlay                  142,500                126,379
         St. Catherine's of Washington
         Court House                                  68,000                385,365
                                                 -----------             ----------
                                                     400,000             $  850,000
                                                 ===========             ==========

         As of June 30, 2001, the second and third Mortgage Loans were current as to regular interest. As of April 20, 2001, the Partnership and the Borrowers agreed to: (i) extend the terms of the second and third Mortgage Loans, which matured on April 20, 2001 to April 20, 2004, so that the second and third Mortgage Loans would be coterminous with the underlying first mortgage; (ii) adjust the applicable annual interest rate payable under the second Mortgage Loans from and after April 20, 2001, to 9.75%; and

         (iii) adjust the applicable annual interest rate payable under the third Mortgage Loans from and after April 20, 2001, to 10.75% and (iv) require the St. Catherine's Care Centers to pay extension fees to the Partnership totalling $10,500. As of June 30, 2001, the Partnership was owed $78,905 on the second and third Mortgage Loans. Included in this amount is $69,294 representing all late interest and fees on the third Mortgage Loans outstanding as of April 20, 2001. The Borrowers agreed to pay the Partnership such amount in the form of a promissory note dated as of April 20, 2001, bearing interest at an annual rate of seven percent (7%) and payable in monthly installments over twelve months. As of August 10, 2001, the Partnership received payment of $17,987 on this note.


(3)      Partners' Capital
         -----------------

         On April 13, 2001 the Partnership paid an accrued distribution of $43,687 ($.08 per unit) to Limited Partner unitholders of record at March 15, 2001. On July 15, 2001, the Partnership paid an accrued distribution of $49,124 ($.09 per unit) to Limited Partner unitholders of record at June 15, 2001.

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


         Liquidity and Capital Resources
         -------------------------------

         Partnership assets increased from $1,817,123 at December 31, 2000 to $1,830,643 at June 30, 2001.

         The increase of $13,520 resulted primarily from net earnings for the period partially offset by cash distributions on April 15, 2001 and a transfer from Common Goal Fund I for payment on accounts receivable. As of June 30, 2001 the Partnership's loan portfolio consisted of ten mortgage loans secured by properties owned by affiliated entities (the "St. Catherine's Care Centers"), the aggregate outstanding principal balance of which was $ 1,250,000.

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

         The second and third Mortgage Loans were current as to regular interest as of June 30, 2001. As of June 30, 2001 the Partnership was owed $78,905 of interest and fees. Included in this amount is $69,294 representing all late interest and fees on the third Mortgage Loans outstanding as of April 20, 2001. The Borrowers agreed to pay the partnership such amount in the form of a promissory note dated as of April 20, 2001, bearing interest at an annual rate of seven percent (7%) and payable in monthly installments over twelve months. As of August 10, 2001, the Partnership received payment of $17,987 on this note.

         The April 20, 2001 maturity date of the senior debt secured by the St. Catherine's Care Centers' properties (the "Senior Debt"), as well as of the Partnership's Mortgage Loans has been extended to April 20, 2004 as further described below.

         The St. Catherine's Care Centers have refinanced the Senior Debt. The refinanced Senior Debt has a term of three years and a fixed interest rate of 8.25% per year (the "Senior Debt Rate"). As of April 20, 2001, the Partnership and the St. Catherine's Care Centers entered into agreements to: (i) extend the terms of the second and third Mortgage Loans, so that he maturity dates will coincide with the maturity date of refinanced Senior Debt (April 20, 2004); (ii) adjust the applicable annual interest rate payable under the second Mortgage Loans from and after April 20, 2001, to 9.75% (or 1.5% above the Senior Debt Rate);
         (iii) adjust the applicable annual interest rate payable under the third Mortgage Loans from and after April 20, 2001, to 10.75% (or 2.5% above the Senior Debt Rate); and (iv) require the St. Catherine's Care Centers to pay extension fees to the Partnership totaling $10,500. The adjustment to the interest rates of the second and third Mortgage Loans reflect current market rates that the General Partner believes should be applicable to the Mortgage Loans, as extended. The aggregate principal amount of the refinanced second and third Mortgage Loans held by the Partnership equals $1,250,000. In connection with the refinancings of the Mortgage Loans, the St. Catherine's Care Centers additionally agreed as of April 20, 2001, to pay the Partnership $69,294 representing all late interest and fees on the third Mortgage Loans outstanding as of April 20, 2001. The Borrowers agreed to pay the Partnership such amount in the form of a promissory note dated as of April 20, 2001, bearing interest at an annual rate of seven percent (7%) and payable in monthly installments over twelve months. As of August 10, 2001, the Partnership received payment of $17,987 on this note.

         In addition to the second and third Mortgage Loans, there is a contingent payment obligation by St. Catherine's of Seneca, Inc. in the amount of $202,500 and a contingent payment obligation by

         St. Catherine's Care Centers of Fostoria, Inc. in the amount of $238,000 (collectively the "CPOs"). Due to the contingent nature of the $440,500 in participation income due to the Partnership related to the CPOs, such amount has not been recorded as an asset of the Partnership and the participation income and interest earned on the CPOs will be recognized only when received.

         The facilities underlying the Partnership's Mortgage Loans were leased to an unaffiliated third party in November 1998 (the "Lessee"). The Lessee continues to lease the facilities. The Lessee did not assume the St. Catherine's Loans.


         Results of Operations
         ---------------------

         As of June 30, 2001 the Partnership's loan portfolio consisted of ten mortgage loans secured by properties owned by the St. Catherine's Care Centers.

         The maturity date of the senior debt secured by the St. Catherine's Care Centers' properties, as well as the Partnership's mortgage loans, was April 20, 2001. The St. Catherine's Care Centers have refinanced the senior debt secured by their properties, and the Partnership has entered into agreements with the St. Catherine's Care Centers providing for the extension of the maturity dates of all the Partnership's outstanding loans to the St. Catherine's Care Centers, as discussed in "Liquidity and Capital Resources," above.

         During the three months ended June 30, 2001 and 2000, the Partnership had net income of $24,123 and $32,698, based on total revenue of $59,472 and $56,237 and total expenses of $35,349 and $23,539, respectively. For the three months ended June 30, 2001 and 2000, the net earnings per limited partner unit were $.05 and $.06, respectively.

         The decrease in net income of $8,575 for the three months ended June 30, 2001, compared to the three months ended June 30, 2000, is primarily due to an increase in professional fees related to extending the second and third Mortgage Loans.

         During the six months ended June 30, 2001 and 2000, the Partnership had net income of $84,803 and $81,260, based on total revenue of $130,458 and $120,522 and total expenses of $45,655 and $39,262. For the six months ended June 30, 2001 and 2000, the net earnings per limited partner unit were $.16 and $.15 respectively.

         The increase in net income of $3,543 for the six months ended June 30, 2001, compared to the six months ended June 30, 2000, is due to an increase of $10,500 in other income partially offset by an increase of $7,923 in professional fees.

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

         Item 6.  Exhibits and Reports on Form 8-K

                  (a)   Exhibits
                        None

                  (b)   Reports on Form 8-K
                        The Partnership filed Reports on Form 8-K on May 4, 2001 and on May 15, 2001 regarding the refinancing of the senior debt secured by the St. Catherine's Care Centers' properties and the extensions of the Morgage Loans.

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


             Common Goal Health Care Pension and Income Fund L.P. II
             -------------------------------------------------------
                                  (Registrant)



                                      By:  Common Goal Capital Group, Inc., II
                                           Managing General Partner



DATED: August 14, 2001                     /s/Albert E. Jenkins, III
                                           -------------------------
                                           Albert E. Jenkins, III
                                           President, Chief Executive Officer
                                           and Acting Chief Financial Officer