Form 10QSB
period 2001-09-30
COMMON GOAL HEALTH CARE PENSION & INCOME FUND L P II
filed 2001-11-14
CIK 856136

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


(Mark One)
     (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly period ended September 30, 2001


     ( ) Transition Report Under Section 13 or 15(d) of the Exchange Act For the
         Transition period from _____________  to


                         Commission File Number: 0-21604


             Common Goal Health Care Pension and Income Fund L.P. II (Exact name of small business issuer as specified in its charter)


            Delaware                                           36-3644837
---------------------------------                       ------------------------
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
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                                                  September 30,       December 31,
                                                                      2001               2000
                                                                      ----               ----
                                                                  (Unaudited)

                                     Assets
                                     ------
Cash and cash equivalents                                        $   456,036            431,399
Due from affiliates                                                                      74,994
Accrued interest receivable                                           30,217             60,730
Mortgage loans receivable                                          1,250,000          1,250,000
Note receivable                                                       46,731                  -
                                                                 -----------         ----------

Total Assets                                                     $ 1,782,984         $1,817,123
                                                                 ===========         ==========
                        Liabilities and Partners' Capital
                        ---------------------------------
   Liabilities
   -----------
Due to affiliates                                                $    52,634         $   55,070
Accrued distributions                                                 45,604             43,140
Deferred revenue                                                     400,000            400,000
                                                                 -----------         ----------
            Total Liabilities                                        498,238            498,210

   Partners' capital:
   ------------------
         General partner                                              56,358             53,752
         Limited partner                                           1,228,388          1,265,161
                                                                 -----------         ----------
            Total partners' capital                                1,284,746          1,318,913
                                                                 -----------         ----------
Total Liabilities and Partners' Capital                          $ 1,782,984         $1,817,123
                                                                 ===========         ==========

See accompanying notes

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                              Statements of Income
                                   (Unaudited)

                                       NINE MONTHS ENDED            THREE MONTHS ENDED
                                    Sept 30,       Sept 30,       Sept 30,       Sept 30,
                                      2001           2000           2001           2000
                                      ----           ----           ----           ----
Revenue
-------
      Interest Income               $175,157       $175,626         56,126         55,103
          Other Income                11,427              -              -              -
                                    --------       --------       --------       --------
      Total Revenue                  186,584        175,626         56,126         55,103

Expenses
--------
      Professional fees               76,038         43,088         34,759          9,732
      Fees to affiliates:
      Management                       3,752          4,685          1,128          1,191
      Mortgage Servicing                 750            771            250            208
      Other                            1,798          2,252            546            402
                                    --------       --------       --------       --------
         Total Expenses               82,338         50,796         36,683         11,533

      Net Income and
      Comprehensive Income          $104,246       $124,830       $ 19,443       $ 43,570
                                    ========       ========       ========       ========

Net Income allocated to
general partners - 2.5%             $  2,606       $  3,121            486          1,089

Net Income allocated to
limited partners - 97.5%             101,640        121,709         18,957         42,481
                                    --------       --------       --------       --------
                                    $104,246       $124,830       $ 19,443       $ 43,570
                                    ========       ========       ========       ========

Basic earnings per limited
partner unit                        $    .20       $    .24       $    .04       $    .08
                                    ========       ========       --------       --------
Weighted average limited             522,116        522,116        522,116        522,116
partner units outstanding           ========       ========       ========       ========

See accompanying notes.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                         Statements of Partners' Capital
                                   (Unaudited)

                                                                  NINE  MONTHS ENDED
                                                                     SEPTEMBER 30
                                 -------------------------------------------------------------------------------------
                                                  2001                                         2000
                                 ----------------------------------------    -----------------------------------------
                                                                  TOTAL                                      TOTAL
                                    GENERAL       LIMITED       PARTNERS'       GENERAL       LIMITED       PARTNERS'
                                   PARTNERS      PARTNERS        CAPITAL       PARTNERS       PARTNERS       CAPITAL
                                 ----------------------------------------    -----------------------------------------
Balance at beginning of period   $    53,752   $ 1,265,161    $ 1,318,913    $    49,600    $ 1,273,949    $ 1,323,549

Net income                             2,606       101,640        104,246          3,121        121,709        124,830

Distributions to partners                  -      (138,413)      (138,413)                     (127,586)      (127,586)
                                 -----------   -----------    -----------    -----------    -----------    -----------

Balance at end of period         $    56,358   $ 1,228,388    $ 1,284,746    $    52,721    $ 1,268,072    $ 1,320,793
                                 ===========   ===========    ===========    ===========    ===========    ===========

See accompanying notes

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                        NINE MONTHS ENDED
                                                                        -----------------
                                                                       Sept 30,     Sept 30,
                                                                        2001         2000
                                                                        ----         ----
Cash flows from operating activities:
         Net income                                                  $ 104,246    $ 124,830
         Adjustments to reconcile net income to net cash
           provided by operating activities:
                  Decrease (increase) in due from affiliates            74,994      (58,957)
                  Decrease (increase) in interest receivable            30,513       (4,784)
                  Decrease (increase) in note receivable               (46,731)
                  Increase (decrease) in due to affiliates              (2,436)       2,706
                  Decrease (increase) in mortgage
                      loan receivable                                                57,945
                                                                     ---------    ---------
                      Net cash provided by operating activities        160,586      121,740
                                                                     ---------    ---------

Cash flows from financing activities:
         Distributions to limited partners                            (135,949)    (123,419)
                                                                     ---------    ---------

           Net cash used in financing activities                      (135,949)    (123,419)
                                                                     ---------    ---------

Net increase in cash and cash equivalents:                              24,637       (1,679)

Cash and cash equivalents, beginning of period                         431,399      423,207
                                                                     ---------    ---------

Cash and cash equivalents, end of period                             $ 456,036    $ 421,528
                                                                     =========    =========

See accompanying notes.

                             COMMON GOAL HEALTH CARE
                         PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)
                               September 30, 2001


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

         The accompanying unaudited financial statements as of and for the nine months ended September 30, 2001 and 2000 are the representation of management and reflect all adjustments that are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations of the Partnership. All such adjustments are normal and recurring. These results are not necessarily indicative of the results for the entire year.

         These financial statements should be read in conjunction with the Company's financial statements and notes included in the Annual Report on Form 10-KSB filed by the Company with the Securities and Exchange Commission on April 16, 2001.

(2)      Mortgage Loans Receivable
         -------------------------

                  St. Catherine's Loans.
                  ---------------------

         The principal balances outstanding for these loans as of September 30, 2001 were as follows:

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
                                                 =========              =========

         As of September 30, 2001, the second and third Mortgage Loans were current as to regular interest. On April 20, 2001, the Partnership and the Borrowers agreed to: (i) extend the terms of the second and third Mortgage Loans, which matured on April 20, 2001 to April 20, 2004, so that the second and third Mortgage Loans would be coterminous with the underlying first mortgage; (ii) adjust the applicable annual interest rate payable under the second Mortgage Loans from and after April 20, 2001 to 9.75%; and (iii) adjust the applicable annual interest rate payable under the third Mortgage Loans from and after

         April 20, 2001, to 10.75% and (iv) require the St Catherine's Care Centers to pay extension fees to the Partnership totalling $10,500. The $10,500 extension fee was paid on August 31, 2001. As of September 30, 2001 the Partnership was owed $30,217 for interest accrued during the third quarter for the second and third Mortgage Loans. The Borrowers are current in their payments on the second and third Mortgage Loans. Additionally, as of September 30, 2001, the Partnership was owed $46,731 from St. Catherine's Care Centers pursuant to the promissory note agreement entered into by the two entities in connection with the refinancing of the Mortgage loans on April 20, 2001. As of that April date, the Partnership was owed $69,294 for all late interest and fees on the third mortgages. The promissory note, signed April 20, 2001, bears interest at an annual rate of 7% and is payable in monthly installments over twelve months. The Borrowers are current in their payments on this note. As of September 30, 2001, the Partnership has received principal and interest payments of $22,563 and $1,420, respectively.

(3)      Partner's Capital
         -----------------

         On July 15, 2001, the Partnership paid an accrued distribution of $49,124 ($.09 per unit) to Limited Partner unitholders of record at June 15, 2001. On October 15, 2001, the Partnership paid an accrued distribution of $45,604 ($.09 per unit) to Limited Partner unitholders of record at September 15, 2001.

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

         The Partnership's Mortgage Loans pay Basic Interest that is payable at higher rates than are being earned on temporary investments and provide for payments of Additional Interest and Participations. The movement of funds from Mortgage Loans to short-term investments has increased the Partnership's overall liquidity, but has lowered expected interest income. The Partnership has structured its Mortgage Loans to provide for payment of quarterly distributions to Limited Partners from investment income.

         Liquidity and Capital Resources
         -------------------------------

         Partnership assets decreased from $1,817,123 at December 31, 2000 to $1,782,984 at September 30, 2001. The decrease of $34,139 resulted primarily from cash distributions during the period ($138,413), being partially offset by net earning for the period ($104,246). As of September 30, 2001 the Partnership's loan portfolio consisted of ten mortgage loans secured by properties owned by affiliated entities (the "St. Catherine's Care Centers"), the aggregate outstanding principal balance of which was $ 1,250,000.

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

         The Partnership intends to maintain working capital reserves equal to approximately 2% of gross proceeds of the offering (approximately $104,423), an amount that is anticipated to be sufficient to satisfy liquidity requirements. The Managing General Partner continues monitoring the level of working capital reserves.

         The second and third Mortgage Loans were current as to regular interest as of September 30, 2001. As of September 30, 2001 the Partnership was owed $30,217 for interest accrued during the third quarter for the second and third Mortgage Loans. The Borrowers are current in their payments on the second and third Mortgage Loans. Additionally, as of September 30, 2001, the Partnership was owed $46,731 from St. Catherine's Care Centers pursuant to the promissory note agreement entered into by the two entities in connection with the refinancing of the Mortgage loans on April 20, 2001. As of that April date, the Partnership was owed $69,294 for all late interest and fees on the third mortgages. The promissory note, signed April 20, 2001, bears interest at an annual rate of 7% and is payable in monthly installments over twelve months. The Borrowers are current in their payments on this note. As of September 30, 2001, the Partnership has received principal and interest payments of $22,563 and $1,420, respectively.

         The April 20, 2001 maturity date of the senior debt secured by the St. Catherine's Care Centers' properties (the "Senior Debt"), as well as of the Partnership's Mortgage Loans, has been extended to April 20, 2004 as further described below.

                    The St. Catherine's Care Centers have refinanced the Senior Debt. The refinanced Senior Debt has a term of three years and a fixed interest rate of 8.25% per year (the "Senior Debt Rate"). As of April 20, 2001, the Partnership and the St. Catherine's Care Centers entered into agreements to: (i) extend the terms of the second and third Mortgage Loans, so that the maturity dates will coincide with maturity date of refinanced Senior Debt (April 20, 2004); (ii) adjust the applicable annual interest rate payable under the second mortgage loans from and after April 20, 2001, to 9.75% (or 1.5% above the Senior Debt Rate); (iii) adjust the applicable annual interest rate payable under the third mortgage loans from and after April 20, 2001, to 10.75% (or 2.5% above the Senior Debt Rate); and (iv) require the St. Catherine's Care Centers to pay extension fees to the Partnership totaling $10,500. The adjustment to the interest rates of the second and third Mortgage Loans reflect current market rates that the General Partner believes should be applicable to the Mortgage

                    Loans, as extended. The aggregate principal amount of the refinanced second and third Mortgage Loans held by the Partnership equals $1,250,000. In connection with the refinancings of the Mortgage loans, the St. Catherine's Care Centers additionally agreed as of April 20, 2001, to pay the Partnership $69,294 representing all late interest and fees on the third mortgage loans outstanding, as of April 20, 2001. The Borrowers agreed to pay the Partnership such amount in the form of a promissory note dated as of April 20, 2001, bearing interest at an annual rate of 7% and payable in monthly installments over the twelve months.

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


         Results of Operations
         ---------------------

         During the three months ended September 30, 2001 and 2000, the Partnership had net income of $19,443 and $43,570, based on total revenue of $56,126 and $55,103 and total expenses of $36,683 and $11,533, respectively. For the three months ended September 30, 2001 and 2000, the net earnings per limited partner unit were $.04 and $.08, respectively.

         The decrease in net income of $24,127 for the three months ended September 30, 2001, compared to the three months ended September 30, 2000, is primarily due to an increase in professional fees related to extending the second and third Mortgage Loans.

         During the nine months ended September 30, 2001 and 2000, the Partnership had net income of $104,246 and $124,830, based on total revenue of $186,584 and $175,626 and total expenses of $82,338 and $50,796. For the nine months ended September 30, 2001 and 2000, the net earnings per limited partner unit was $.20 and $.24 respectively.

         The decrease in net income of $20,584 for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000, is due to an increase in professional fees.

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


             Common Goal Health Care Pension and Income Fund L.P. II
             -------------------------------------------------------
                                  (Registrant)



                                         By: Common Goal Capital Group, Inc., II
                                             Managing General Partner



DATED: Nov 14, 2001                          /s/Albert E. Jenkins, III
                                             -------------------------
                                             Albert E. Jenkins, III
                                             President, Chief Executive Officer
                                             and Acting Chief Financial Officer