Form 10KSB
period 2001-12-31
COMMON GOAL HEALTH CARE PENSION & INCOME FUND L P II
filed 2002-04-01
CIK 856136

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Transition period from ______ to ______

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

                                 (386) 441-6633
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Units of Limited Partnership Interest

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the fiscal year ended December 31, 2001 were $233,918.

The aggregate original sales price of the units of Limited Partnership Interest held by non-affiliates of the Registrant as of March 31, 2002 was $5,221,160 (490 investors). As of March 31, 2002, there was no market for these Units and no market is expected to develop. The aggregate sales price is accordingly not necessarily indicative of the price at which these Units would trade.

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

     In January, 2000, Borrower requested an extension of the maturity date to March 31, 2000. Lender agreed, provided that Borrowers paid down the principal balance of the loan by $500,000, which amount was paid in February 2000. This amount was used to retire the $50,590 remaining of the Partnership's principal with the balance reducing Common Goal I's principal. On or about April 11, 2000, the Lender and the Borrowers agreed that $235,000 of Additional Interest was due of which the Partnership's share was $7,355. All such amounts were repaid in 2000.


     St. Catherine's Loans.
     ---------------------

     The Partnership also made and funded three mortgage loans (the "St. Catherine's Loans") to affiliated entities (the "St. Catherine's Borrowers"). The Partnership's affiliation with these entities is a result of the President and Chief Executive Officer of the Managing General Partner also serving as the President of the St. Catherine's Borrowers. Concurrently with the refinancing of the senior debt held by South Trust Bank of Alabama, N.A. secured by the St. Catherine's, Court House and Findlay facilities on April 13, 1995, the outstanding principal and Additional Interest due on the St. Catherine's Loans were repaid. The refinancing of the senior debt did not provide sufficient proceeds to allow payment in cash of the participations owing under the St. Catherine's Loans (the "SC Participations") in the total amount of $840,500. The St. Catherine's Borrowers paid the SC Participations through (i) the issuance of notes in the total amount of $400,000 bearing an interest rate of 11.00% per annum (a) maturing on the earlier of the sale or refinancing of the Tiffin, Bloomville, Fostoria, Washington Court House and Findlay Facilities (the "SC Facilities") or the maturity of the refinanced senior debt which was originally August 31, 2000 and was subsequently extended to April 20, 2004 and (b) cross-collateralized by second mortgage liens on the SC Facilities; and (ii) the issuance of a contingent payment obligation by St. Catherine's of Seneca, Inc. in the amount of $202,500 and a contingent payment obligation by St. Catherine's Care Centers of Fostoria, Inc. in the amount of $238,000 (collectively, the "CPOs").

     The CPOs bear interest at an annual rate of 11.00%, which is due quarterly, and mature on the earlier of the sale or refinancing of the SC Facilities or the maturity of the senior debt with South Trust which was originally August 31, 2000 and was subsequently extended to April 20, 2004. The CPOs provide that interest is payable on a current basis provided that the debt service coverage ratios on each of the SC Facilities is 1.2 to 1.0. In the event these debt service coverage ratios are not maintained, the interest shall accrue until the debt service coverage ratio is at least 1.2 to 1.0 or maturity. The CPOs further provide that principal is payable only to the extent that upon a resale or refinancing of the SC Facilities, there are sufficient proceeds to repay the senior debt and the amounts owing under the CPOs. The CPOs were assumed by an affiliated entity, Will Care of Ohio, Inc., and are secured, to the extent they become payable and are not paid, by a pledge of 30 shares of St. Catherine's of Seneca, Inc. common stock.

     In accordance with FASB Statement of Standards No. 66, "Accounting for Sales of Real Estate", the $840,500 participation cannot be recognized as income at this time. The Partnership has recorded $400,000 of the participation amount, related to the mortgage loan receivable, as Deferred Revenue, and the interest thereon will be recognized as it is earned. Because of the contingent nature of the $440,500 in participation income due to the Partnership related to the CPOs, such amount has not been recorded as an asset of the Partnership and the participation income and interest earned on the CPOs will be recognized only when received.

     On March 13, 1997, the Managing General Partner approved loans of $425,000 to St. Catherine's Care Center of Tiffin, Inc., St. Catherine's Care Center of Bloomville, Inc., St. Catherine's Care Center of Washington Court House, Inc., St. Catherine's Care Center of Fostoria, Inc. and St. Catherine's Care Center of Findlay, Inc. (collectively, "St. Catherine's Care Centers") affiliates of the Managing General Partner, and to be secured by third mortgages on the real properties owned by each of the foregoing, said mortgages being subordinated to senior indebtedness in the amount of $10,650,000 held by South Trust Bank of Alabama, N.A. and indebtedness of the Partnership in the amount of $400,000. The loans bear interest at the rate of 13% per annum. The Partnership funded $425,000 of these loans on April 10, 1997. On November 3, 1997 the Managing Partner approved an increase of an additional $425,000 in the loans to the St. Catherine's Care Centers. The original maturity date of these loans was the earlier of the sale of the properties or April 30, 2000 which was subsequently extended to April 20, 2001 and then to April 20, 2004 as further described below. As of December 31, 2001 and 2000 the loan balance was $850,000.

     On April 20, 2001, the Partnership and the Borrowers agreed to: (i) extend the terms of the second and third Mortgage Loans, which were to have matured on April 20, 2001 to April 20, 2004, so that the second and third Mortgage Loans would be coterminous with the refinanced underlying first mortgage; (ii) adjust the applicable annual interest rate payable under the second Mortgage Loans from and after April 20, 2001 to 9.75%; and (iii) adjust the applicable annual interest rate payable under the third Mortgage Loans from and after April 20, 2001, to 10.75% and (iv) require the St. Catherine's Care Centers to pay extension fees to the Partnership totaling $10,500. The $10,500 extension fee was paid on August 31, 2001.

     As of December 31, 2001, the Partnership was owed $25,515 for interest accrued during the fourth quarter for the second and third Mortgage Loans. The Borrowers are current in their payments on the second and third Mortgage Loans. Additionally, as of December 31, 2001, the Borrowers owed the Partnership $23,661 pursuant to the terms of a promissory note in the original amount of $69,294 delivered by the Borrowers for all late interest and fees on the third Mortgages through April 20, 2001. The promissory note bears interest at an annual rate of 7% and is payable in monthly installments over twelve months ending April 20, 2002. The Borrowers are current in their payments on this note.

     The following charts provide certain summary information with respect to the Partnership's Mortgage Loans.

Common Goal II Second Mortgage Loans



-------------------------- -------------------- -------------------- -------------------- -------------------- ---------------------
                             St. Catherine's      St. Catherine's      St. Catherine's     St. Catherine's        St. Catherine's
                                of Tiffin          of Bloomville         of Fostoria        of Findlay         of Washington Court
                                                                                                                       House
-------------------------- -------------------- -------------------- -------------------- -------------------- ---------------------

-------------------------- -------------------- -------------------- -------------------- -------------------- ---------------------
Date of Loan               1995                 1995                 1995                 1995                   1995
-------------------------- -------------------- -------------------- -------------------- -------------------- ---------------------

-------------------------- -------------------- -------------------- -------------------- -------------------- ---------------------
Type of Loan               Second Mortgage on   Second Mortgage on   Second Mortgage on   Second Mortgage on     Second Mortgage on
                           one facility         one facility         one facility         two facilities         one facility
-------------------------- -------------------- -------------------- -------------------- -------------------- ---------------------

-------------------------- -------------------- -------------------- -------------------- -------------------- ---------------------
Current Principal Amount   $51,500              $36,000              $102,000             $142,500               $68,000
Outstanding as of Dec. 31,
2001
-------------------------- -------------------- -------------------- -------------------- -------------------- ---------------------

-------------------------- -------------------- -------------------- -------------------- -------------------- ---------------------
Interest Rate              9.75% (1)            9.75% (1)            9.75% (1)            9.75% (1)              9.75%
-------------------------- -------------------- -------------------- -------------------- -------------------- ---------------------

-------------------------- -------------------- -------------------- -------------------- -------------------- ---------------------
Maturity                   Apr. 20, 2004        Apr. 20, 2004        Apr. 20, 2004        Apr. 20, 2004          Apr. 20, 2004
-------------------------- -------------------- -------------------- -------------------- -------------------- ---------------------

-------------------------- -------------------- -------------------- -------------------- -------------------- ---------------------
Property Type/Location of  44-bed nursing home  30-bed nursing home  102-bed nursing home 40-bed and 60-bed      50-bed nursing home
Property Securing Loan     in Tiffin, OH        in Bloomville, OH    in Fostoria, OH      nursing homes in       in Washington Court
                                                                                          Findlay, OH            House, OH
-------------------------- -------------------- -------------------- -------------------- -------------------- ---------------------

-------------------------- -------------------- -------------------- -------------------- -------------------- ---------------------
Relationship to
Partnership                Affiliate            Affiliate            Affiliate            Affiliate              Affiliate

-------------------------- -------------------- -------------------- -------------------- -------------------- ---------------------



(1) Interest on the St. Catherine's Mortgage Loans is at a rate of 9.75% per annum, calculated on a 365-day year for the actual number of days lapsed, and paid quarterly.

Common Goal II Third Mortgage Loans




-------------------------- -------------------- -------------------- -------------------- -------------------- ---------------------
                             St. Catherine's      St. Catherine's      St. Catherine's      St. Catherine's      St. Catherine's
                                of Tiffin          of Bloomville         of Fostoria          of Findlay        of Washington Court
                                                                                                                      House
-------------------------- -------------------- -------------------- -------------------- -------------------- ---------------------

-------------------------- -------------------- -------------------- -------------------- -------------------- ---------------------
Date of Loan               1997                 1997                 1997                 1997                 1997
-------------------------- -------------------- -------------------- -------------------- -------------------- ---------------------

-------------------------- -------------------- -------------------- -------------------- -------------------- ---------------------
Type of Loan               Third Mortgage on    Third Mortgage on    Third Mortgage on    Third Mortgage on    Third Mortgage on
                           one facility         one facility         one facility         two facilities       one facility
-------------------------- -------------------- -------------------- -------------------- -------------------- ---------------------

-------------------------- -------------------- -------------------- -------------------- -------------------- ---------------------
Current Principal Amount   $51,281              $173,425             $113,550             $126,379             $385,365
Outstanding as of Dec. 31,
2001
-------------------------- -------------------- -------------------- -------------------- -------------------- ---------------------

-------------------------- -------------------- -------------------- -------------------- -------------------- ---------------------
Interest Rate              10.75% (1)           10.75% (1)           10.75% (1)           10.75% (1)           10.75% (1)
-------------------------- -------------------- -------------------- -------------------- -------------------- ---------------------

-------------------------- -------------------- -------------------- -------------------- -------------------- ---------------------
Maturity                   Apr. 20, 2004        Apr. 20, 2004        Apr. 20, 2004        Apr. 20, 2004        Apr. 20, 2004
-------------------------- -------------------- -------------------- -------------------- -------------------- ---------------------

-------------------------- -------------------- -------------------- -------------------- -------------------- ---------------------
Property Type/Location of  44-bed nursing home  30-bed nursing home  102-bed nursing home 40-bed and 60-bed    50-bed nursing home
Property Securing Loan     in Tiffin, OH        in Bloomville, OH    in Fostoria, OH      nursing homes in     in Washington Court
                                                                                          Findlay, OH          House, OH
-------------------------- -------------------- -------------------- -------------------- -------------------- ---------------------

-------------------------- -------------------- -------------------- -------------------- -------------------- ---------------------
Relationship to
Partnership                Affiliate            Affiliate            Affiliate            Affiliate            Affiliate
-------------------------- -------------------- -------------------- -------------------- -------------------- ---------------------







(1) Interest on the St. Catherine's Mortgage Loans is at a rate of 10.75% per annum, calculated on a 365-day year for the actual number of days lapsed, and paid quarterly.


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

     Second, 100% to the Limited Partners until each Limited Partner has received an amount which, when added to all prior distributions to Limited Partners from all sources (including prior distributions in satisfaction of a 9% annual cumulative return but excluding distributions pursuant to above), equals the 11.5% per annum preferred cumulative return on their Adjusted Contributions (calculated from the first day of the calendar quarter succeeding the quarter in which Capital Contributions are received);

     Third, 100% to the General Partners until they have been paid 100% of the subordinated portion, if any, of (a) the management fee, if any, and then
     (b) their 2.5% interest in Adjusted Cash From Operations; and Fourth, the remainder, 85% to the Limited Partners and 15% to the General Partners.


     Dissolution.
     -----------

     The loans to the St. Catherine's Care Centers will mature on April 20, 2004, at which time the Managing General Partner intends to liquidate the Partnership's assets. The Managing General Partner does not intend to invest in additional Mortgage Loans. When the Partnership commences liquidation, the Partnership will try to sell in an orderly fashion any property the Partnership has acquired by foreclosure or otherwise. If any Mortgage Loans have not matured prior to liquidation, the Partnership anticipates that it would be necessary to sell such Mortgage Loans for less than their outstanding principal balances as of the date of sale. The Partnership intends to reinvest loan proceeds received only as and if necessary to avoid classification as an investment company under the Investment Company Act of 1940. See "Item 6. Management's Discussion and Analysis Liquidity and Capital Resources" regarding possible reinvestment of mortgage loan proceeds.

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


Item 2. Description of Property.

     The Partnership did not own any real property as of December 31, 2001.


Item 3. Legal Proceedings.

     The Partnership is not a party to any material legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the last quarter of 2001.


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

     At March 31, 2002, 522,116 Units were outstanding, and were held by 490 holders of record.

     The Partnership made distributions to Limited Partners of $185,637 or $.36 per Unit during 2001 and $170,726 or $.33 per Unit during 2000.


Item 6. Management's Discussion and Analysis Liquidity and Capital Resources.


     Liquidity and Capital Resources.
     -------------------------------

     Common Goal Health Care Pension and Income Fund L.P. II, a Delaware limited partnership (the "Partnership"), was formed to make mortgage loans secured by a mix of first and junior liens on health care related properties. The Partnership commenced its offering of Units to the public on January 12, 1990, authorized to sell up to 1,000,000 Units at $10.00 per Unit. Total gross offering proceeds raised were $5,221,160. The Partnership commenced operations on July 2, 1990. As of December 31, 2001, all available Net Offering Proceeds have been invested in Mortgage Loans and/or short-term investments in accordance with Partnership guidelines. The Partnership does not intend to make additional Mortgage Loans.

     As  of  December  31,  2001,  the   Partnership   had  ten  Mortgage  Loans
outstanding, consisting of second and third positions, to various affiliated St. Catherine's facilities.

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

     The Partnership maintains working capital reserves of 2% of gross proceeds of the offering, an amount that is anticipated to be sufficient to satisfy liquidity requirements. See "Item 1. Business" and the Notes to the Financial Statements for further information regarding the Partnership's Mortgage Loans.

     On April 13, 1995, the St. Catherine's, Court House, and Findlay facilities refinanced their senior debt and the Partnership's Mortgage Loans. The outstanding principal and Additional Interest were subsequently paid off. The refinancing of the senior debt did not provide sufficient proceeds to allow repayment of the Participations owing under the St. Catherine's, Washington Court House and Findlay Loans (the "SC Participations") in the total amount of $840,500. The SC Borrowers repaid the SC Participations through: (i) the issuance of notes in the total amount of $400,000 bearing an interest rate of 11.00% per annum (a) maturing on the earlier of the sale of refinancing of the Tiffin, Bloomville, Fostoria, Washington Court House and Findlay Facilities (the "SC Facilities") or the maturity of the senior debt with South Trust which was originally August 31, 2000 and was subsequently extended to April 20, 2004 and
(b) cross-collateralized by second mortgage liens on the SC Facilities; and (ii) the issuance of a contingent payment obligation by St. Catherine's of Seneca, Inc. in the amount of $202,500 and a contingent payment obligation by St. Catherine's Care Centers of Fostoria, Inc. in the amount of $238,000 (collectively, the "CPOs").

     In accordance with FASB Statement of Standards No. 66, "Accounting for Sales of Real Estate", the $840,500 participation cannot be recognized as income at this time. The Partnership has recorded $400,000 of the participation amount, related to the mortgage loan receivable, as Deferred Revenue, and the interest thereon will be recognized as it is earned. Because the contingent nature of the $440,500 in participation income due to the partnership related to the CPO'S, such amount has not been recorded as an asset of the Partnership and the participation income and interest earned on the CPOs will be recognized only when received.

     On March 13, 1997, the Managing General Partner approved loans of $425,000 to St. Catherine's Care Center of Tiffin, Inc., St. Catherine's Care Center of Bloomville, Inc., St. Catherine's Care Center of Washington Court House, Inc., St. Catherine's Care Center of Fostoria, Inc. and St. Catherine's Care Center of Findlay, Inc., (collectively, "St. Catherine's Care Centers") affiliates of the Managing General Partner, and to be secured by third mortgages on the real properties owned by each of the foregoing, said mortgages being subordinated to senior indebtedness in the amount of $10,650,000 held by South Trust Bank of Alabama, N.A. and indebtedness of the Partnership in the amount of $400,000. The loans bear interest at the rate of 13% per annum. The Partnership funded $425,000 of these loans on April 10, 1997. On November 3, 1997 the Managing General Partner approved an increase of an additional $425,000 in the loans to the St. Catherine's Care Centers. The original maturity date of these loans was the earlier of the sale of the properties or April 30, 2000 which was subsequently extended to April 20, 2004. As of December 31, 2001 and 2000 the loan balance was $850,000. Notwithstanding approval of the increase in the loans in November 1997, the St. Catherine's borrowers suspended payments of interest during the fourth quarter of 1997. Payments recommenced in February, 1998 at the default rate of 16% per annum.

     On April 20, 2001, the Partnership and the Borrowers agreed to: (i) extend the terms of the second and third Mortgage Loans, which matured on April 20, 2001 to April 20, 2004, so that the second and third Mortgage Loans would be coterminous with the refinanced underlying first mortgage; (ii) adjust the applicable annual interest rate payable under the second Mortgage Loans from and after April 20, 2001 to 9.75%; and (iii) adjust the applicable annual interest rate payable under the third Mortgage Loans from and after April 20, 2001, to 10.75% and (iv) require the St. Catherine's Care Centers to pay extension fees to the Partnership totaling $10,500. The $10,500 extension fee was paid on August 31, 2001.

     As of December 31, 2001, the Partnership was owed $25,515 for interest accrued during the fourth quarter for the second and third Mortgage Loans. These amounts are due to be paid in the first quarter of 2002. The Borrowers are current in their payments on the second and third Mortgage Loans. Additionally, as of December 31, 2001, the Borrowers owed the Partnership $23,661 pursuant to the terms of a promissory note in the original amount of $69,294 delivered by the Borrowers for all late interest and fees on the third Mortgages through April 20, 2001. The promissory note bears interest at an annual rate of 7% and is payable in monthly installments over twelve months ending April 20, 2002. The Borrowers are current in their payments on this note.

     The Partnership's balance of cash and cash equivalents at December 31, 2001 and December 31, 2000 was $472,242 and $431,399, respectively, which consisted of operating cash and working capital reserves. The increase in cash and cash equivalents from December 31, 2000 to December 31, 2001 of $40,843 resulted from net income of $129,788, $81,054 received from affiliates, $45,633 of principal receipts on a note receivable, partially offset by distributions to limited partners of $181,553.

Results of Operations

     During the years ended December 31, 2001 and 2000, the Partnership reported net income of $129,788 and $166,090 based on total revenues of $233,918 and $232,102 and total expenses of $104,130 and $66,012, respectively. The Partnership's distributions to Limited Partners were $.36 per Unit in 2001 and $.33 per Unit in 2000. All interest received on the Mortgage Loans is currently being recognized as interest income.

     Revenues increased in 2001 as compared to 2000 by $1,816 due to the $10,500 extension payment received, partially offset by the reduction in interest rates.

     Expenses increased in 2001 as compared to 2000 by $38,118 primarily because of an increase of $36,712 in professional fees associated with refinancing of the mortgage loans.

     Additionally, under the terms of the Partnership Agreement, the Partnership is required to reimburse the Managing General Partner for certain operating expenses. In 2001 and 2000, the Managing General Partner was reimbursed by the Partnership for $98,318 and $58,823 of these expenses, respectively. The Managing General Partner believes that such charges have not adversely affected the current yield to Limited Partners.

     The Partnership's success and the resultant rate of return to Limited Partners will be dependent upon, among other things, the ability of the borrowers to pay the current interest, additional interest and principal of the Mortgage Loans. Distributions to limited partners are made at the discretion of the Managing General Partner basedon the availability of funds. During 2001 and 2000, the Partnership made distributions totaling $185,637 and $170,726, respectively.

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


                                    PART III


Item 7. Financial Statements.


                             COMMON GOAL HEALTH CARE
                        PENSION AND INCOME FUND L.P., II

                              Financial Statements

                        and Independent Auditors' Report
                                December 31, 2001


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

        Statements of Changes in Partners' Capital........................F - 4

        Statements of Cash Flows..........................................F - 5

Notes to Financial Statements.............................................F - 6

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Common Goal Health Care
  Pension and Income Fund L.P. II
Ormond Beach, Florida


We have audited the accompanying balance sheet of Common Goal Health Care Pension and Income Fund L.P. II (a limited partnership) as of December 31, 2001 and the related statements of income, partners' capital and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the management of Common Goal Health Care Pension and Income Fund L.P. II. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Common Goal Health Care Pension and Income Fund L.P. II as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the financial statements, Common Goal Health Care Pension and Income Fund L.P. II has a significant portion of its mortgage loan receivables concentrated in properties in which it holds a third position on the underlying properties.


                                            Ehrhardt Keefe Steiner & Hottman PC

March 7, 2002
Denver, Colorado

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                                  Balance Sheet
                                December 31, 2001


                                     Assets

Cash and cash equivalents                                            $  472,242
Accrued interest receivable and other - related party                    25,515
Note receivable                                                          23,661
Mortgage loans receivable - related party                             1,250,000
                                                                      ---------

Total assets                                                         $1,771,418
                                                                     ==========

                        Liabilities and Partners' Capital

Due to affiliates                                                    $   61,130
Accrued distributions                                                    47,224
Deferred revenue                                                        400,000
                                                                      ---------
         Total liabilities                                              508,354

Partners' capital
     General partners                                                    56,997
     Limited partners (522,116 units issued and outstanding)          1,206,067
                                                                      ---------
     Total partners' capital                                          1,263,064
                                                                      ---------

Total liabilities and partners' capital                              $1,771,418
                                                                     ==========


                       See notes to financial statements.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                              Statements of Income

                                                            For the Years Ended
                                                                December 31,
                                                            -------------------
                                                              2001        2000
                                                              ----        ----

Revenue
    Interest income and fees                               $233,918    $232,102
                                                           --------    --------
                                                            233,918     232,102
Expenses
    Professional fees                                        74,402      37,690
    Fees to affiliates
       Management                                             4,812       6,168
       Mortgage servicing                                     1,000       1,021
    Other                                                    23,916      21,133
                                                           --------    --------
                                                            104,130      66,012
                                                           --------    --------

Net income                                                 $129,788    $166,090
                                                           ========    ========

Net income allocated to general partners                   $  3,245    $  4,152
Net income allocated to limited partners                    126,543     161,938
                                                           --------    --------

                                                           $129,788    $166,090
                                                           ========    ========

Basic earnings per limited partner unit                    $    .25    $    .32
                                                           ========    ========

Weighted average limited partner units outstanding          522,116     522,116
                                                           ========    ========

                         See notes financial statements.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                         Statements of Partners' Capital
                 For the Years Ended December 31, 2001 and 2000



                                               General     Limited
                                               Partners    Partners    Capital
                                               --------    --------    -------

Balance at December 31, 1999                   $ 49,600  $1,273,949  $1,323,549

Net income                                        4,152     161,938     166,090

Distributions to limited partners
($.33 per unit)                                      --    (170,726)   (170,726)
                                               --------  ----------- -----------

Balance at December 31, 2000                     53,752   1,265,161   1,318,913

Net income                                        3,245     126,543     129,788

Distributions to limited partners
($.36 per unit)                                      --    (185,637)   (185,637)
                                               --------  ----------- -----------

Balance at December 31, 2001                   $ 56,997  $1,206,067  $1,263,064
                                               ========  =========== ==========


                       See notes to financial statements.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                            Statements of Cash Flows

                                                         For the Years Ended
                                                            December 31,
                                                        ----------------------
                                                           2001         2000
                                                           ----         ----
Cash flows from operating activities
   Net income                                           $ 129,788    $ 166,090
                                                        ----------   ----------
   Adjustments to reconcile net income to
   net cash provided by operating activities -
     Accrued interest receivable                          (34,079)       4,396
     Due to/from affiliates                                81,054        3,278
                                                        ----------   ----------
                                                           46,795        7,674
                                                        ----------   ----------

Net cash provided by operating activities                 176,763      173,764
                                                        ----------   ----------
Cash flows from investing activities
   Payments on note receivable                             45,633        --
                                                        ----------   ----------

Net cash provided by (used in) investing
activities                                                 45,633        --
                                                        ----------   ----------
Cash flows from financing activities
   Distributions to partners                             (181,553)    (165,572)
                                                        ----------   ----------
Net cash used in financing activities                    (181,553)    (165,572)
                                                        ----------   ----------

Net increase in cash                                       40,843        8,192

Cash - beginning of year                                  431,399      423,207
                                                        ----------   ----------

Cash - end of year                                      $ 472,242    $ 431,399
                                                        ==========   ==========

Supplemental disclosure of non-cash activity:

     The Partnership accrued distributions of $47,224 and $43,140 during the years ended December 31, 2001 and 2000, respectively.

     The Partnership converted accrued interest to a note receivable in the amount of $69,294 in April 2001.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                          Notes to Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------

Common Goal Health Care Pension and Income Fund L.P. (the Partnership), a Delaware Limited Partnership, was formed on May 9, 1989 to invest in and make mortgage loans to third parties and affiliates involved in health care. Having previously sold more than the specified minimum of 117,650 units ($1,176,500), the Partnership commenced operations on July 2, 1990. The Partnership's offering terminated on January 11, 1992, with the Partnership having sold 522,116 units ($5,221,160). There is no active public trading market for the units. At December 31, 2001, there were 490 unit holders.

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

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Additionally, under the terms of the Partnership Agreement, the Partnership is required to reimburse the Managing General Partner for certain operating expenses. In 2001 and 2000, the Managing General Partner charged the Partnership for $98,318 and $58,823 of these expenses, respectively. The Managing General Partner believes that such charges have not adversely affected the current yield to Limited Partners.

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

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                          Notes to Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Partnership Allocation of Income and Losses and Distributions (continued)
-------------------------------------------------------------------------

Net Income (continued)

Net income arising from a Disposition is allocated 97.5% to Limited Partners and 2.5% to the General Partners to the extent of any negative balances in the capital accounts of the Limited Partners, and then 100% to Limited Partners in an amount necessary to bring the Limited Partners' capital accounts up to an amount equal to their Original Contributions, as defined, which means the amount of $10.00 for each unit less the return of any amount of uninvested funds returned as defined, plus the 11.5% preferred cumulative return thereon (less previous distributions to the Limited Partners in repayment of such amounts). Remaining net income is allocated 85% to the Limited Partners and 15% to the General Partners.

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

Dissolution and Returns of Principal
------------------------------------

The loans to the St. Catherine's Care Centers will mature on April 20, 2004, at which time the Managing General Partner intends to liquidate the Partnership's assets. The Managing General Partner does not intend to invest in additional Mortgage Loans. The Partnership intends to reinvest loan proceeds received only as and if necessary to avoid classification as an investment company under the Investment Company Act of 1940.

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

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                          Notes to Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Dissolution and Returns of Principal (continued)
------------------------------------------------

     Second, after allowance for the expenses of liquidation and the setting up of any reserves for contingencies which the Managing General Partner considers necessary, to the General Partners and Limited Partners in proportion to and to the extent of the positive balance in their capital accounts, after net income or loss arising from a disposition has been allocated, with any excess being distributed in accordance with the order of priority for non-liquidating distributions.

Notwithstanding anything to the contrary, the Managing General Partner has the right to defer liquidation if, in the opinion of the Managing General Partner, the sale of partnership assets in liquidation would result in a material underrealization on the Partnership's assets.

Allowance for Losses
--------------------

An allowance for loan losses is provided, if necessary, at a level, which the Partnership's management considers adequate based upon an evaluation of known and inherent risks in the loan portfolio. There was no allowance for loan losses deemed necessary at December 31, 2001.

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

There were no dilutive limited partner units during 2000 or 2001.

Cash and Cash Equivalents
-------------------------

The Partnership classifies all short-term investments with maturities of three months or less at the date of purchase as cash equivalents. At December 31, 2001, cash equivalents consisted of money market accounts.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                          Notes to Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Concentration of Credit Risk
----------------------------

The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, accrued interest receivable and mortgage loans receivable. The Company maintains cash balances in bank deposit accounts, which at times, may exceed federally insured limits. At December 31, 2001, the Company's cash balances were in excess of such limits by approximately $363,000.

The accrued interest receivable and mortgage loan receivable balances at December 31, 2001 are from the various mortgages described in Note 2.

Note 2 - Mortgage Loans Receivable - Related Party
--------------------------------------------------

On March 7, 1997, the Partnership entered into a loan agreement with the St. Catherine entities, a related party (Washington Court House, Fostoria, Tiffin, Bloomville and Findlay), whereby the Partnership would fund $425,000 for the renovation of the St. Catherine facilities. The loan, which is secured by the St. Catherine facilities, bears interest at a rate of 13% per annum with the entire principal balance due originally on the maturity date of April 20, 2001.

On March 31, 1998, the Partnership, the Partnership and the St. Catherine entities amended the March 7, 1997 loan in order to increase the principal amount of the loan to $850,000. No other terms of the loan were altered pursuant to amendment.

The mortgage loan balances at December 31, 2001 to the affiliated St. Catherine entities totaled $850,000, which represent third mortgages on the underlying properties located in Ohio. The Partnership's ability to recover interest and principal on these mortgages is dependent upon the underlying properties' ability to generate sufficient operating income and/or appreciation in fair values.

There was no activity in the mortgage loans receivable for the year ended December 31,2001. The respective balances as of December 31, 2001 and 2000 are as follows:

                                 Second          Third
                                Positions      Positions       Totals
                                ---------      ---------       ------

Balance at December 31, 2001   $   400,000    $   850,000   $ 1,250,000
and 2000                       ===========    ===========   ===========

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

The St. Catherine's Washington Court Borrowers repaid the SCC Participations through:

(i)  the issuance of notes in the total amount of $400,000
     (a)  bearing interest rate of 11.00% per annum, which is due quarterly
     (b) maturing on the earlier of the sale or refinancing of the Tiffin, Bloomville, Fostoria, Court House and Findlay Facilities (the "SC Facilities") or the maturity of the senior debt with South Trust and
          (c) cross-collateralized by second mortgage liens on the SC Facilities; and

(ii) the issuance of contingent payment obligation by St. Catherine's of Senecca, Inc. in the amount of $202,500 and a contingent payment obligation by St. Catherine's Care Centers of Fostoria, Inc. in the amount of $238,000 (collectively, the "CPOs")
     (a)  bearing an interest rate of 11% per annum, which is due quarterly
     (b) maturing on the earlier of the sale or refinancing of the SC Facilities or the maturity of the senior debt with South Trust.

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

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                          Notes to Financial Statements

Note 2 - Mortgage Loans Receivable (continued)
----------------------------------------------

     In accordance with FASB Statement of Standards No. 66, "Accounting for Sales of Real Estate", the $840,500 participation was not recognized as income during 1995. The Partnership has recorded $400,000 of the participation amount, related to the mortgage loan receivable, as deferred revenue, and the interest thereon will be recognized as it is earned. Due to the contingent nature of the $440,500 due to the Partnership related to the CPOs, such amount has not been recorded as an asset of the Partnership and the participation income and interest earned on the CPOs will be recognized only when received. Interest received by the Partnership relating to the CPOs amounted to $48,455 for each of the years ended December 31, 2001 and 2000.

The repayment terms of the mortgage loans in affiliated operating properties resulted in new second mortgage loans on the St. Catherine's Facilities totaling $400,000 at December 31, 2001. These new second mortgage loans are appropriately classified as mortgage loan receivables as they do not contain virtually the same risk and potential rewards as joint ventures.

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

Additionally, during 2000 the Partnership renegotiated the other remaining loan balances with remaining terms, which extended the maturity dates to April 20, 2001, which was consistent with the first mortgage loans.

On April 20, 2001, the Partnership and the Borrowers agreed to: (i) extend the terms of the second and third Mortgage Loans, which matured on April 20, 2001 to April 20, 2004, so that the second and third Mortgage Loans would be coterminous with the refinanced underlying first mortgage; (ii) adjust the applicable annual interest rate payable under the second Mortgage Loans from and after April 20, 2001 to 9.75%; and (iii) adjust the applicable annual interest rate payable under the third Mortgage Loans from and after April 20, 2001, to 10.75% and (iv) require the St. Catherine's Care Centers to pay extension fees to the Partnership totalling $10,500. The $10,500 extension fee was paid on August 31, 2001.

As of December 31, 2001, the Partnership was owed $25,515 for interest accrued during the fourth quarter for the second and third Mortgage Loans. The Borrowers are current in their payments on the second and third Mortgage Loans. Additionally, as of December 31, 2001, the Partnership was owed $23,661 from St. Catherine's Care Centers pursuant to the promissory note agreement entered into by the two entities in connection with the refinancing of the Mortgage Loan on April 20, 2001. As of that date, the Partnership was owed $69,294 for all late interest and fees on the third Mortgages. The promissory note, signed April 20, 2001, bears interest at an annual rate of 7% and is payable in monthly installments over twelve months ending April 20, 2002. The Borrowers are current in their payments on this note.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                          Notes to Financial Statements

Note 3 - Fair Value of Financial Instruments
--------------------------------------------

The fair value of the Partnership's mortgage loans receivable differed from their carrying value as follows:

                                            Carrying             Fair
                                             Value               Value
                                             -----               -----
         December 31, 2001               $ 1,250,000         $ 1,287,596
                                         ===========         ===========

The Partnership estimates the fair value of its mortgage loans receivable by discounting future cash flows using an appropriate interest rate.

The carrying amounts at December 31, 2001 for cash and cash equivalents, accrued
interest  receivable,   due  from  and  to  affiliates,   and  accrued  expenses
approximated their fair values due to the short maturity of these instruments.

Note 4 - Partners' Capital
--------------------------

During 2000, the Partnership declared distributions totaling $170,726 ($.33) per unit) to Limited Partner unit holders. The Partnership has accrued approximately $43,000 of these distributions at December 31, 2000, which were subsequently paid in 2001.

During 2001, the Partnership declared distributions totaling $185,637 ($.36 per unit) to Limited Partner unit holders. The Partnership has accrued approximately $47,000 of these distributions at December 31, 2001, which were subsequently paid in 2002.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

     The Partnership does not have directors or officers. The following is a list of the officers and directors of the Managing General Partner as of March 31, 2002:

Name                          Age         Position
----                          ---         --------
Albert E. Jenkins III         55          Chairman of the Board, Chief Executive
                                          Officer, President and Director
Richard R. Wood               79          Director, Secretary and Treasurer
William E. Jasper             86          Director
Linda R. Robison              55          Director

     Albert E. Jenkins III is the President, Chief Executive Officer and a Director of the Managing General Partner as well as the Executive Vice President and Secretary/Treasurer of Common Goal Mortgage Company. He is also President and Chief Executive Officer of Common Goal Capital Group, Inc. ("CG Capital Group"), the managing general partner of Common Goal Health Care Participating Mortgage Fund L.P., a Delaware limited partnership ("Common Goal I"). Mr. Jenkins also serves on the boards of directors of the above-referenced corporations. Mr. Jenkins is a co-general partner of Common Goal Limited
Partnership I. Mr. Jenkins is also President, Chief Executive Officer and a director of the St. Catherine's Care Centers, which are comprised of five long-term care facilities located in the State of Ohio.

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

     Linda R. Robison is a director of the Managing General Partner. Ms. Robison is an attorney and practices primarily in the areas of corporate transactions, corporate finance, tax, estate planning and real estate. She represents such industries as manufacturing, health care, construction, retail, distribution, and computer software. Ms. Robison has been admitted to the Bar in Massachusetts, Illinois, and Florida. She is a member of the American Bar Association, and the U.S. Tax Court, and past chair of the ABA Small Business Committee's subcommittee on corporate tax. She has published articles in the Practical Tax Lawyer, Securities & Commodities Regulation, Smith's Review-Federal, Estate and Gift Taxation, Taxation for Lawyers, and a Matthew Bender treatise on real estate transactions. She earned her undergraduate degree from the University of Georgia where she attained a B.S. in psychology and graduated cum laude and Phi Beta Kappa. Ms. Robison has a L.L.M. in taxation from Boston University. She is a co-founder and director of a wholesaler of sportswear, and a co-founder and director of a firm which finishes plastic parts for the computer and automotive industries. Ms. Robison is a director of several not-for-profit charitable and service organizations and has served as the Chair and Past President of the U.S. Committee for UNICEF, past president of Chicago Finance Exchange, and past treasurer of Chicago Midwest Women's Center. Ms. Robison is also a Zoning and Planning Commissioner for the City of Sanibel, Florida.

Item 10. Executive Compensation.

     The Partnership has no executive officers or directors. The Partnership is not required to pay the officers and directors of the General Partners any current nor any proposed compensation in such capacities. However, the Partnership is required to pay certain fees, make distributions and allocate a share of the profits or losses of the Partnership to the General Partners as described under the caption "Management Compensation" on pages 8 through 11 of the Partnership's Prospectus, which description is incorporated herein by reference. Set forth below are the fees, compensation and other reimbursements paid or accrued to the Managing General Partner and its Affiliates for the year ended December 31, 2001.

                                   Capacities in
                                   Which Compensation
Name of Affiliate                  was Received                Remuneration
-----------------                  ------------                ------------

Managing General Partner           Management fee                 $4,812

Common Goal Mortgage               Mortgage loan                  $1,000
Company servicing fees

No form of non-cash remuneration was paid by the Partnership.

For further information on compensation paid to Common Goal and its Affiliates, see "Management Compensation" on pages 8-11 of the Prospectus.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The Partnership, as an entity, does not have any directors or officers. The following is information concerning Unit ownership as of March 31, 2002.

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

Item 12.   Certain Relationships and Related Transactions.

     The Partnership has made and funded several Mortgage Loans to affiliated entities (St. Catherine's Care Center of Tiffin, Inc., St. Catherine's Care Center of Bloomville, Inc., St. Catherine's Care Center of Washington Court House, Inc., St. Catherine's Care Center of Fostoria, Inc. and St. Catherine's Care Center of Findlay, Inc., (collectively, the "St. Catherine's Care Centers")). In connection with these Mortgage Loans, the Partnership obtained the opinion of an independent third party that the terms and conditions of the respective loans were fair and at least as favorable to the Partnership as a loan to an unaffiliated party in similar circumstances. The Partnership entered into an agreement with the St. Catherine's Borrowers providing for the extension of the maturity date of all the outstanding loans to the St. Catherine's Care Centers. The Partnership obtained the opinion of an independent third party that the terms and conditions of such agreement are fair and at least as favorable to the Partnership as an agreement with an unaffiliated party in similar circumstances. See "Item 6. Management's Discussion and Analysis or Plan of Operation" for further information regarding these Mortgage Loans. The Partnership made an additional loan to an unaffiliated party in 1990 through a joint venture with Common Goal I, an affiliated, publicly-offered limited partnership with similar investment objectives (the "Joint Venture Loan"). For further information concerning the Joint Venture Loan, see "Item 1. Description of Business."

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

     The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 2001.



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

Date:  April 1, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Name                             Position                      Date
       ----                             --------                      ----

/s/ Albert E. Jenkins             Chairman (Principal            April 1, 2002
---------------------                Executive Officer),
Albert E. Jenkins III                President, Principal
                                     Financial and
                                     Accounting Officer
                                     and Director of
                                     Managing General
                                     Partner


/s/ William E. Jasper, Jr.        Director of Managing           April 1, 2002
--------------------------           General Partner
William E. Jasper, Jr.


/s/ Richard R. Wood               Director of Managing           April 1, 2002
-------------------                  General Partner
Richard R. Wood


/s/ Linda R. Robison              Director of Managing           April 1, 2002
--------------------                 General Partner
Linda R. Robison


(A Majority of the Board of Directors of the Managing General Partner)