Form 10QSB
period 2002-03-31
COMMON GOAL HEALTH CARE PENSION & INCOME FUND L P II
filed 2002-05-15
CIK 856136

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB



(Mark One)
      (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Quarterly period ended March 31, 2002


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


                                 (386) 441-6633

                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES   X      NO
                                                              -----

                                           PART 1 - Financial Information

Item 1.  Financial Statements

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                                             March 31,       December 31,
                                                               2002             2001
                                                             --------        -----------
                                                            (Unaudited)

                                     Assets
                                     ------
Cash and cash equivalents                                   $  479,041          472,242
Accrued interest receivable - related party                     20,600           25,515
Note receivable                                                 23,661
Mortgage loans receivable - related party                    1,250,000        1,250,000
                                                            ----------       ----------

Total Assets                                                $1,749,641       $1,771,418
                                                            ==========       ==========

                        Liabilities and Partners' Capital
                        ---------------------------------

Liabilities
-----------
Due to affiliates                                           $   55,204       $   61,130
Accrued distributions                                           47,904           47,224
Deferred revenue                                               400,000          400,000
                                                            ----------       ----------
         Total Liabilities                                     503,108          508,354
                                                            ----------       ----------

Partners' capital:
------------------
General partners                                                57,781           56,997
Limited partners (522,116 units issued and outstanding)      1,188,752        1,206,067
                                                            ----------       ----------
         Total partners' capital                             1,246,533        1,263,064
                                                            ----------       ----------
Total Liabilities and Partners' Capital                     $1,749,641       $1,771,418
                                                            ==========       ==========

See accompanying notes

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                              Statements of Income
                                   (Unaudited)

                                         THREE MONTHS ENDED
                                     March 31,          March 31,
                                       2002              2001
                                       ----              ----
Revenue
-------
         Interest Income            $ 45,777           $ 70,986
                                    --------           --------
            Total Revenue           $ 45,777             70,986

Expenses
--------
         Professional fees            12,629              8,111
         Fees to affiliates:
         Management                    1,010              1,374
         Mortgage Servicing              249                250
         Other                           516                571
                                    --------           --------
            Total Expenses            14,404             10,306

         Net Income and
         Comprehensive Income       $ 31,373           $ 60,680
                                    ========           ========

Net Income allocated to
general partners - 2.5%             $    784           $  1,517

Net Income allocated to
limited partners - 97.5%              30,589             59,163
                                    --------           --------
                                    $ 31,373           $ 60,680
                                    ========           ========

Basic earnings per limited
partner unit                        $    .06           $    .12
                                    ========           ========

Weighted average limited             522,116            522,116
                                    ========           ========
partner units outstanding

See accompanying notes.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                         Statements of Partners' Capital
                                   (Unaudited)

                                                                    THREE  MONTHS ENDED
                                                                           MARCH 31,

                                                    2002                                           2001
                                 -------------------------------------------     ------------------------------------------

                                                                     TOTAL                                        TOTAL
                                    GENERAL        LIMITED         PARTNERS'       GENERAL        LIMITED        PARTNERS'
                                    PARTNERS       PARTNERS         CAPITAL        PARTNERS       PARTNERS        CAPITAL

Balance at beginning of period   $    56,997     $ 1,206,067     $ 1,263,064     $    53,752    $ 1,265,161     $ 1,318,913

Net income                               784          30,589          31,373           1,517         59,163          60,680

Distributions to partners               --           (47,904)        (47,904)           --          (43,687)        (43,687)
                                 -----------     -----------     -----------     -----------    -----------     -----------

Balance at end of period         $    57,781     $ 1,188,752     $ 1,246,533     $    55,269    $ 1,280,637     $ 1,335,906
                                 ===========     ===========     ===========     ===========    ===========     ===========

See accompanying notes.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                      THREE MONTHS ENDED
                                                                      ------------------

                                                                   March 31,         March 31,
                                                                     2002              2001
                                                                  ----------        ---------
Cash flows from operating activities:
         Net income                                               $  31,373         $  60,680
         Adjustments to reconcile net income to net cash
           provided by operating activities:
                  Decrease (increase) in interest receivable          4,915           (15,434)
                  Increase (decrease) in due to affiliates           (5,926)            3,369
                                                                  ---------         ---------
                      Net cash provided by operating activities      30,362            48,615
                                                                  ---------         ---------

Cash flows from financing activities:
         Distributions to limited partners                          (47,224)          (43,140)
         Payments received on note receivable                        23,661
                                                                  ---------         ---------
                    Net cash used in financing activities           (23,563)          (43,140)
                                                                  ---------         ---------

Net increase in cash and cash equivalents:                            6,799             5,475

Cash and cash equivalents, beginning of period                      472,242           431,399
                                                                  ---------         ---------

Cash and cash equivalents, end of period                          $ 479,041         $ 436,874
                                                                  =========         =========

See accompanying notes.

                             COMMON GOAL HEALTH CARE
                         PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)
                                 March 31, 2002


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

         The accompanying unaudited financial statements as of and for the three months ended March 31, 2002 and 2001 are the representation of management and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the Partnership. All such adjustments are normal and recurring. These results are not necessarily indicative of the results for the entire year.

         These financial statements should be read in conjunction with the Company's financial statements and notes included in the Annual Report on Form 10-KSB filed by the Company with the Securities and Exchange Commission on April 1, 2002.

(2)      Mortgage Loans Receivable
         -------------------------

         Loans to St. Catherine's Centers.
         --------------------------------

         As of March 31, 2002, the Partnership had 10 mortgage loans outstanding to affiliated borrowers (the "Borrowers"). The mortgage loans are secured by second and third positions on properties owned by the Borrowers (the properties being collectively referred as the "St. Catherine's Centers" and the mortgage loans being referred to as the "St. Catherine's Loans"). The principal balances outstanding for the St. Catherine Loans as of March 31, 2002 were as follows:


                                       Second Mortgage Loan  Third Mortgage Loan

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
                                           =========             =========

         On April 20, 2001, the Partnership and the Borrowers agreed to: (i) extend the terms of the second and third mortgage loans, which had been scheduled to mature on April 20, 2001 to April 20, 2004, so that the second and third mortgage loans would be coterminous with the underlying first mortgage: (ii) adjust the applicable annual interest rate payable under the second mortgage loans from and after April 20, 2001, to 9.75%; (iii) adjust the applicable annual interest rate payable under the third mortgage loans from and after April 20, 2001, to 10.75%; and (iv) require the Borrowers to pay extension fees to the Partnership totaling $10,500. The Borrowers paid the $10,500 extension fees on August 31, 2001. As of March 31, 2002, the Borrowers were current in their payments on the second and third mortgage loans. As of March 31, 2002, the Partnership had accrued $20,600 of interest payable for the first quarter of 2002, which interest was due and payable in the second quarter of 2002. Additionally, as of March 31, 2002, the Borrowers had completely repaid a promissory note issued in connection with interest and fees that had been past due on April 20, 2001, when the mortgage loans were refinanced. As of that date, the Partnership was owed $69,294 for such late interest and fees. The promissory note issued on April 20, 2001, required payments of interest at an annual rate of 7% and was payable in monthly installments over twelve months. The Partnership received interest payments of approximately $2,600 over the life of the promissory note.

(3)      Partners' Capital
         -----------------

         On January 22, 2002, the Partnership paid an accrued distribution of $47,224 ($.09 per unit) to Limited Partner unitholders of record at December 15, 2001. On April 13, 2002, the Partnership declared a distribution of $ 47,904 ($.09 per unit) to Limited Partner unitholders of record at March 15, 2002, which distribution was made on or about April 22, 2002.

         Since the Partnership's inception, the Limited Partner unitholders have received $5,853,744 in cumulative distributions.

Item 2.  Management's Discussion and Analysis or Plan of Operations.
         ----------------------------------------------------------

         General
         -------

         Some statements in this Form 10-QSB are forward looking and actual results may differ materially from those stated. As discussed herein, among the factors that may affect actual results are changes in the financial condition of the Borrowers and/or anticipated changes in expenses or capital expenditures.

         Common Goal Health Care Pension and Income Fund L.P. II, a Delaware limited partnership (the "Partnership"), was formed to make mortgage loans secured by a mix of first and junior liens on health care-related properties. The Partnership commenced its offering of Units to the public on January 12, 1990, and commenced operations on July 2, 1990 (having sold the Minimum Number of Units as of that date). After having raised $5,221,160 by selling Units to 483 investors, the Partnership terminated the public offering on January 11, 1992. The Partnership has 10 mortgage loans, consisting of second and third positions secured by properties owned by affiliated entities (collectively, the "St. Catherine's Care Center").

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


         Liquidity and Capital Resources
         -------------------------------

         Partnership assets decreased from $1,771,418 at December 31, 2001 to $1,749,641 at March 31, 2002. The decrease of $21,777 resulted primarily from cash distributions during the period ($47,904), being partially offset by net earnings for the period ($31,373). As of March 31, 2002, the Partnership's loan portfolio consisted of ten mortgage loans secured by properties owned by the St. Catherine's Care Centers, the aggregate outstanding principal balance of which was $ 1,250,000.

         The Partnership has structured the St. Catherine's Loans to provide for payment of quarterly distributions from investment income. The interest derived from the St. Catherine's Loans, repayments thereof and interest earned on short-term investments contribute to the Partnership's liquidity. These funds are used to make cash distributions to Limited Partners and to pay normal operating expenses as they arise.

         The Partnership maintains working capital reserves of 2% of gross proceeds of the offering, an amount which is anticipated to be sufficient to satisfy liquidity requirements. The Managing General Partner continues monitoring the level of working capital reserves.

         As of March 31, 2002, the Partnership was owed $20,600 for interest accrued during the first quarter for the second and third mortgage loans. As of March 31, 2002, the Borrowers were current in their payments on the second and third mortgage loans. Additionally, as of March 31, 2002, the Partnership had been completely repaid by the St. Catherine's Care Centers pursuant to the promissory note agreement entered into by the two entities in connection with the refinancing of the mortgage loans on April 20, 2001. As of that April date, the Partnership had been owed $69,294 for all late interest and fees on the third mortgages. The promissory note, signed April 20, 2001, required payment of interest at an annual rate of 7% and was payable in monthly installments over twelve months. The Partnership received interest payments of approximately $2,600 over the life of the promissory note.

         The April 20, 2001 maturity date of the senior debt secured by the St. Catherine's Care Centers properties (the "Senior Debt"), as well as of the Partnership's mortgage loans has been extended to April 20, 2004 as further described below.

         The St. Catherine's Care Centers have refinanced the Senior Debt. The refinanced Senior Debt has a term of three years and a fixed interest rate of 8.25% per year (the "Senior Debt Rate"). As of April 20, 2001, the Partnership and the St. Catherine's Care Centers entered into agreements to: (i) extend the terms of the second and third mortgage loans, so that the maturity dates will coincide with maturity date of refinanced Senior Debt (April 20, 2004); (ii) adjust the applicable annual interest rate payable under the second mortgage loans from and after April 20, 2001, to 9.75% (or 1.5% above the Senior Debt Rate);
         (iii) adjust the applicable annual interest rate payable under the third mortgage loans from and after April 20, 2001, to 10.75% (or 2.5% above the Senior Debt Rate); and (iv) require the St. Catherine's Care Centers to pay extension fees to the Partnership totaling $10,500. The adjustment to the interest rates of the second and third mortgage loans reflect current market rates that the General Partner believes should be applicable to the Mortgage loans, as extended. The aggregate principal amount of the refinanced second and third Mortgage loans held by the Partnership equals $1,250,000. In connection with the refinancing of the St. Catherine's Loans, the St. Catherine's Care Centers additionally agreed as of April 20, 2001 to pay the Partnership $69,294 representing all late interest and fees on the third mortgage loans outstanding, as of April 20, 2001. The Borrowers agreed to pay the Partnership such amount in the form of a promissory note dated as of April 20, 2001, bearing interest at an annual rate of 7% and payable in monthly installments over the twelve months.

         In addition to the St. Catherine's Loans, there is a contingent payment obligation owed by St. Catherine's of Seneca, Inc. in the amount of $202,500 and a contingent payment obligation owed by St. Catherine's Care Centers of Fostoria, Inc. in the amount of $238,000 in participation income due to the Partnership related to the CPOs, such amount has not been recorded as an asset of the Partnership and the participation income and interest earned on the CPOs will be recognized only when received.

         The facilities underlying the St. Catherine's Loans were leased to an unaffiliated third party in November 1998 (the "Lessor"). The Lessee continues to lease the facilities. The Lessee did not assume the St. Catherine's Loans.

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

         During the three months ended March 31, 2002 and 2001, the Partnership had net earnings of $31,373 and $60,680, based on total revenue of $45,777 and $70,986 and total expenses of $14,404 and $10,306. For the three months ended March 31, 2002 and 2001, the net earnings per limited partner unit was $.06 and $.12 respectively.

         The decrease in net earnings of $29,307 for the three months ended March 31, 2002, compared to the three months ended March 31, 2001, is due to a decrease in interest income of $25,209 and an increase of $4,518 in professional fees. Interest income declined for the three months ended March 31, 2002 compared to the three months ended March 31, 2001, due to the decline in interest rate earned on the outstanding mortgage loans receivable balance, decline in interest earned from cash balances and the absence of income from late fees during the quarter ended March 31, 2002.


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


             Common Goal Health Care Pension and Income Fund L.P. II
             -------------------------------------------------------
                                  (Registrant)



                                        By:  Common Goal Capital Group, Inc., II
                                             Managing General Partner



DATED: May 14, 2002                          /s/Albert E. Jenkins, III
                                             -------------------------
                                             Albert E. Jenkins, III
                                             President, Chief Executive Officer
                                             and Acting Chief Financial Officer