Form 10QSB
period 2002-06-30
COMMON GOAL HEALTH CARE PENSION & INCOME FUND L P II
filed 2002-08-14
CIK 856136

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



(Mark One)
         ( X ) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly period ended June 30, 2002


         (   )    Transition Report Under Section 13 or 15(d)
                  of the Exchange Act For the Transition
                  period from _______________ to _______________

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


                        1100 Ocean Shore Blvd., Suite 10
                             ORMOND BEACH, FL 32176
                     ---------------------------------------
                    (Address of principal executive offices)


                                 (386) 441-6633
                            -------------------------
                           (Issuer's telephone number)


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
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                                    June 30,        December 31,
                                                      2002              2001
                                                  -----------       ------------
                                                  (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                         $  456,003            472,242
Accrued interest receivable - related party           21,134             25,515
Note receivable                                            -             23,661
Mortgage loans receivable - related party          1,250,000          1,250,000
                                                  ----------          ---------

Total Assets                                      $1,727,137         $1,771,418
                                                  ==========         ==========

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

LIABILITIES
-----------
Due to affiliates                                 $   56,353         $   61,130
Accrued distributions                                 44,839             47,224
Deferred revenue                                     400,000            400,000
                                                  ----------         ----------
         Total Liabilities                           501,192            508,354
                                                  ----------         ----------

PARTNERS' CAPITAL:
-----------------
General partners                                      58,388             56,997
Limited partners (522,116 units issued
 and outstanding)                                  1,167,557          1,206,067
                                                  ----------         ----------
         Total partners' capital                   1,225,945          1,263,064
                                                  ----------         ----------
Total Liabilities and Partners' Capital           $1,727,137         $1,771,418
                                                  ==========         ==========

See accompanying notes



                      COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                                  (A Delaware Limited Partnership)

                                        Statements of Income
                                             (Unaudited)

                                           SIX MONTHS ENDED               THREE MONTHS ENDED
                                      June 30,        June 30,         June 30,       June 30,
                                        2002            2001             2002           2001
----------------------------------------------------------------------------------------------


Revenue

         Interest Income             $   89,254     $  119,958       $   44,682     $   48,972
         Other Income                     2,065         10,500              860         10,500
                                     ----------     ----------       ----------     ----------

                  Total Revenue      $   91,319     $  130,458       $   45,542     $   59,472

EXPENSES
--------

         Professional fees               31,913         41,279           16,012         33,168
         Fees to affiliates:
         Management                       1,902          2,624              892          1,250
         Mortgage Servicing                 500            500              250            250
         Other                            1,380          1,252              863            681
                                     ----------      ---------       ----------     ----------
            Total Expenses               35,695         45,655           21,292         35,349

         Net Income and
         Comprehensive Income        $   55,624     $   84,303       $   24,249     $   24,123
                                     ==========     ==========       ==========     ==========

Net Income allocated to
general partners - 2.5%              $    1,391     $    2,120       $      606     $      603

Net Income allocated to
limited partners - 97.5%                 54,233         82,683           23,643         23,520
                                     ----------     ----------       ----------     ----------
                                     $   55,624     $   84,803       $   24,249     $   24,123
                                     ==========     ==========       ==========     ==========

Basic earnings per limited
partner unit                         $      .12   $        .16       $      .05     $      .05
                                     ==========   ============       ==========     ==========

Weighted average limited                522,116        522,116          522,116        522,166
partner units outstanding            ==========      =========       ==========     ==========

See accompanying notes.

                                        COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                                                    (A Delaware Limited Partnership)

                                                    Statements of Partners' Capital
                                                              (Unaudited)

                                                                SIX  MONTHS ENDED
                                                                      JUNE 30,
                                                 2002                                        2001
                                 ------------------------------------    ---------------------------------------
                                                             TOTAL                                      TOTAL
                                  GENERAL      LIMITED      PARTNERS'      GENERAL      LIMITED       PARTNERS'
                                 PARTNERS     PARTNERS       CAPITAL      PARTNERS     PARTNERS       CAPITAL


Balance at beginning of period    $56,997    $1,206,067    $1,263,064   $   53,752    $1,265,161    $1,318,913

Net income                          1,391        54,233        55,264        2,120        82,683        84,803

Distributions to partners               -       (92,743)      (92,743)           -       (92,809)      (92,809)
                               ----------    ----------    ----------   ----------    ----------    ----------

Balance at end of period       $   58,388    $1,167,557    $1,225,945   $   55,872    $1,255,035    $1,310,907
                               ==========    ==========    ==========   ==========    ==========    ==========


See accompanying notes.

                         COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                                    (A Delaware Limited Partnership)

                                        Statements of Cash Flows
                                               (Unaudited)
                                                                                 SIX MONTHS ENDED
                                                                                 ----------------
                                                                           June 30,            June 30,
                                                                             2002                2001
                                                                          ----------         ----------
Cash flows from operating activities:
         Net income                                                       $   55,264         $   84,803
         Adjustments to reconcile net income to net cash
           provided by operating activities:
                  Decrease (increase) in due from affiliates                  (4,777)            74,994
                  Decrease (increase) in interest receivable                   4,381            (18,175)
                  Decrease (increase) in accounts receivable other                              (10,500)
                  Increase (decrease) in due to affiliates                                       15,542
                  Decrease (increase) in mortgage loans receivable                               57,945
                                                                          ----------         ----------
                      Net cash provided by operating activities               55,228            146,664
                                                                          ----------         ----------

Cash flows from financing activities:
         Distributions to limited partners                                   (95,128)           (86,825)
                                                                          ----------         ----------
         Payments received on note receivable                                 23,661
                    Net cash used in financing activities                    (71,467)           (86,825)
                                                                          ----------         ----------

Net increase in cash and cash equivalents:                                   (16,239)            59,839

Cash and cash equivalents, beginning of period                               472,242            431,399
                                                                          ----------         ----------

Cash and cash equivalents, end of period                                  $  456,003         $  491,238
                                                                          ==========         ==========

See accompanying notes.


                             COMMON GOAL HEALTH CARE
                         PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)
                                 March 31, 2002


(1)  (1)  Organization and Summary of Significant Accounting Policies

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

          The Partnership classifies all short-term investments with maturities, at date of purchase, of three months or less as cash equivalents.

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

          The accompanying unaudited financial statements as of and for the six months ended June 30, 2002 and 2001 are the representation of management and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the Partnership. All such adjustments are normal and recurring. These results are not necessarily indicative of the results for the entire year.

          These financial statements should be read in conjunction with the Company's financial statements and notes included in the Annual Report on Form 10-KSB filed by the Company with the Securities and Exchange Commission on April 1, 2002.

(2)       MORTGAGE LOANS RECEIVABLE

          LOANS TO ST. CATHERINE'S CENTERS.
          --------------------------------

          As of March 31, 2002, the Partnership had 10 mortgage loans outstanding to affiliated borrowers (the "Borrowers"). The mortgage loans are secured by second and third positions on properties owned by the Borrowers (the properties being collectively referred as the "St. Catherine's Centers" and the mortgage loans being referred to as the "St. Catherine's Loans"). The principal balances outstanding for the St. Catherine's Loans as of March 31, 2002 were as follows:

                                           SECOND MORTGAGE     THIRD MORTGAGE
                                               LOAN                 LOAN
                                           ---------------     --------------

         St. Catherine's of Tiffin           $   51,500          $   51,281
         St. Catherine's of Bloomville           36,000             173,425
         St. Catherine's of Fostoria            102,000             113,550
         St. Catherine's of Findlay             142,500             126,379
         St. Catherine's of Washington
         Court House                             68,000             385,365
                                             ----------          ----------
                                                400,000          $  850,000
                                             ==========          ==========

     On April 20, 2001, the Partnership and the Borrowers agreed to (i) extend the terms of the second and third mortgage loans, which had been scheduled to mature on April 20, 2001 to April 20, 2004, so that the second and third mortgage loans would be coterminous with the underlying first mortgage; (ii) adjust the applicable annual interest rate payable under the second mortgage loans from and after April 20, 2001, to 9.75%; (iii) adjust the applicable annual interest rate payable under the third mortgage loans from and after April 20, 2001, to 10.75%; and (iv) require the Borrowers to pay extension fees to the Partnership totaling $10,500. The Borrowers paid the $10,500 extension fees on August 31, 2001. As of June 30, 2002, the Borrowers were current in their payments on the second and third mortgage loans. As of June 30, 2002, the Partnership's mortgage loans had accrued $20,600 of interest payable for the second quarter of 2002, which interest was due and payable in the third quarter of 2002. Additionally, as of March 31, 2002, the Borrowers had completely repaid a promissory note issued in connection with interest and fees that had been past due on April 20, 2001, when the mortgage loans were refinanced. As of that date, the Partnership was owed $69,294 for such late interest and fees. The promissory note issued on April 20, 2001, required payments of interest at an annual rate of 7% and was payable in monthly installments over twelve months. The Partnership received interest payments of approximately $2,600 over the life of the promissory note.

     On August 5, 2002, the board of directors of the Managing General Partner, acting in its capacity as General Partner of the Partnership, approved the subdivision and release of 8.926 acres of land held as part of the collateral for the Partnership's Second and Third Mortgage Loans made to St. Catherine's Care Center of Findlay, Inc., which Loans are secured by the St. Catherine's of Findlay Facility, including the underlying land. The first mortgage lender, South Trust Bank (the "First Lender"), also approved the release of the subdivided parcel.

     Borrower and its affiliates intend to build 48 independent housing units for the elderly, financed under the IRC Section 42 Tax Credit Program, on the land. The Managing General Partner believes this subdivision and development could enhance the value and stability of the nursing care facility, which is the principal collateral for the two Mortgage Loans, and accordingly has consented to the release. The Partnership will receive payment of $4,796.81 plus legal fees for release of the parcel. The payment will be applied to loan principal based on the relative amounts of the two Mortgage Loans. Such amount was determined based on the formulation used by the First Lender to calculate the value of the subdivided property for purposes of its release.

(3)       PARTNERS' CAPITAL
          -----------------

          On April 22, 2002, the Partnership paid an accrued distribution of $47,904 ($.09 per unit) to Limited Partner unit holders of record at March 15, 2001. On April 13, 2002, the Partnership declared a distribution of $44,839 ($.09 per unit) to Limited Partner unit holders of record at June 30, 2002, which distribution was made on or about July 15, 2002.

          Since the Partnership's inception, the Limited Partner unit holders have received $5,901,648 in cumulative distributions.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS.
          ----------------------------------------------------------

          GENERAL
          -------

          Some statements in this Form 10-QSB are forward-looking and actual results may differ materially from those stated. As discussed herein, among the factors that may affect actual results are changes in the financial condition of the Borrowers and/or anticipated changes in expenses or capital expenditures.

          Common Goal Health Care Pension and Income Fund L.P. II, a Delaware limited partnership (the "Partnership"), was formed to make mortgage loans secured by a mix of first and junior liens on health care-related properties. The Partnership commenced its offering of Units to the public on January 12, 1990, and commenced operations on July 2, 1990 (having sold the Minimum Number of Units as of that date). After having raised $5,221,160 by selling Units to 483 investors, the Partnership terminated the public offering on January 11, 1992. The Partnership has 10 mortgage loans, consisting of second and third positions secured by properties owned by affiliated entities.

          The Partnership's mortgage loans pay Basic Interest which is payable at higher rates than are being earned on temporary investments and provide for payments of Additional Interest and Participations under certain conditions. The movement of funds from mortgage loans to short-term investments has increased the Partnership's overall liquidity, but has lowered expected interest income. The Partnership has structured its mortgage loans to provide for payment of quarterly distributions to Limited Partners from investment income.

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

          Partnership assets decreased from $1,771,418 at December 31, 2001 to $1,731,835 at June 30, 2002. The decrease of $39,583 resulted primarily from cash distributions during the period ($92,743), being partially offset by net earnings for the period ($60,323). As of June 30, 2002, the Partnership's loan portfolio consisted of ten mortgage loans secured by properties owned by the St. Catherine's Care Centers, the aggregate outstanding principal balance of which was $ 1,250,000.

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

          All the second and third mortgage loans were current as to regular interest as of June 30, 2002. As of June 30, 2002, the Partnership had accrued $20,600 of interest payable for the first quarter for the second and third mortgage loans, which interest is payable in the third quarter of 2002. As of June 30, 2002, the Borrowers were current in their payments on the second and third mortgage loans. The St. Catherine's Care Centers additionally agreed as of April 20, 2001 to pay the Partnership $69,294 representing all late interest and fees on the third mortgage loans outstanding, as of April 20, 2001. As of June 30, 2002, the Partnership had been completely repaid all such late interest and fees together with interest thereon calculated at a rate of 7% per annum (interest payments of approximately $2,600).

          The St. Catherine's Care Centers extended the April 20, 2001 maturity date of the senior debt secured by the St. Catherine's Care Centers properties (the "Senior Debt"), as well as the Partnership's mortgage loans to April 20, 2004. The refinanced Senior Debt has a term of three years and a fixed interest rate of 8.25% per year (the "Senior Debt Rate"). As of April 20, 2001, the Partnership and the St. Catherine's Care Centers entered into agreements to: (i) extend the terms of the second and third mortgage loans, so that the maturity dates will coincide with maturity date of refinanced Senior Debt (April 20, 2004); (ii) adjust the applicable annual interest rate payable under the second mortgage loans from and after April 20, 2001, to 9.75% (or 1.5% above the Senior Debt Rate); (iii) adjust the applicable annual interest rate payable under the third mortgage loans from and after April 20, 2001, to 10.75% (or 2.5% above the Senior Debt Rate); and (iv) require the St. Catherine's Care Centers to pay extension fees to the Partnership totaling $10,500. The adjustment to the interest rates of the second add third mortgage loans reflected then current market rates that the General Partner believed to be applicable to the Mortgage loans, as extended. The aggregate principal amount of the refinanced second and third Mortgage loans held by the Partnership equals $1,250,000.

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

          RESULTS OF OPERATIONS
          ---------------------

          The Partnership commenced operations July 2, 1990, and funded its first mortgage loan in November 1990. As of June 30, 1991, the Partnership had completed its portfolio of Mortgage loans. The
          interest  earned  on  these   investments  has  stabilized  on  a  tax
          accounting basis. Accordingly, the General Partners expects the Partnership's earnings to remain relatively constant until its remaining loans mature in 2004.

          During the six months ended June 30, 2002 and 2001, the Partnership had net earnings of $55,624 and $84,805, based on total revenue of $91,319 and $130,458 and total expenses of $35,695 and $45,655. For the six months ended June 30, 2002 and 2001, the net earnings per limited partner unit were $.12 and $.16 respectively.

          The decrease in net earnings of $28,679 for the six months ended June 30, 2002, compared to the six months ended June 30, 2001, is due to a decrease in interest income of $30,704 resulting from the lower interest rate on the loans refinanced in April 2001 and on cash balances, and the absence of income from late fees during the quarter ended June 30, 2002.

          The Partnership does not presently plan to make additional mortgage loans and accordingly expects to liquidate once the mortgage loans mature in 2004.

          Because of recent poor financial performance of the St. Catherine's Care Centers of Findlay, Fostoria and Washington Court House facilities which are leased by the Borrowers to CHS Northwest, the Managing General Partner has begun requiring the Borrowers to provide the consolidated financial statements of the tenant as well. Based on the Managing General Partner's review, CHS Northwest, the tenant, appears to have the financial ability to continue fulfilling the requirements of the leases; however, the Managing General Partner will continue to monitor the tenant's financial condition as well as the financial condition of the facilities. The tenant has made all lease payments to the Borrowers, who in turn are current on the Mortgage Loans held by the Partnership.


          PART II - OTHER INFORMATION

          Items 1 through 5 are omitted because of the absence of conditions under which they are required.

          Item 6. Exhibits and Reports on Form 8-K

                  (a)      Exhibits
                           99.1 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section  906 of the Sarbanes-Oxley Act of 2002.

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


             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
             -------------------------------------------------------
                                  (Registrant)



                                By:      Common Goal Capital Group, Inc., II
                                         Managing General Partner



DATED: August 14, 2002                   /s/Albert E. Jenkins, III
                                         ----------------------------------
                                         Albert E. Jenkins, III
                                         President, Chief Executive Officer
                                         and Acting Chief Financial Officer

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


             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
             -------------------------------------------------------
                                  (Registrant)



                                      By: Common Goal Capital Group, Inc., II
                                          Managing General Partner




DATED: August 14, 2002
                                          /s/ Albert E. Jenkins, III
                                          ---------------------------------
                                          Albert E. Jenkins, III
                                          President, Chief Executive Officer
                                          and Acting Chief Financial Officer