Form 10QSB
period 2002-09-30
COMMON GOAL HEALTH CARE PENSION & INCOME FUND L P II
filed 2002-11-15
CIK 856136

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


(Mark One)
         (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarterly period ended September 30, 2002


         ( ) Transition Report Under Section 13 or 15(d) of the Exchange Act For the Transition period from __________ to


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


                        1100 Ocean Shore Blvd., Suite 10
                             Ormond Beach, FL 32176
                             ----------------------
                    (Address of principal executive offices)


                                 (386) 441-6633
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES  X     NO
                                                              ---

                         PART 1 - Financial Information

Item 1.  Financial Statements

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                                   September 30,    December 31,
                                                       2002             2001
                                                   ------------     -----------
                                                    (Unaudited)

                                     Assets
                                     ------

Cash and cash equivalents                          $  458,939            472,242
Accrued interest receivable                            21,838             25,515
Notes receivable                                           -              23,661
Mortgage loans receivable                           1,245,202          1,250,000
                                                   ----------         ----------


Total Assets                                       $1,725,979         $1,771,418
                                                   ==========         ==========


--------------------------------------------------------------------------------

                        Liabilities and Partners' Capital
                        ---------------------------------

   Liabilities
   -----------
Due to affiliates                                     $   64,511      $   61,130
Accrued distributions                                     45,414          47,224
Deferred revenue                                         400,000         400,000
                                                      ----------      ----------
            Total Liabilities                            509,925         508,354

   Partners' capital:
   ------------------
         General partner                                  59,276          56,997
         Limited partners                              1,156,768       1,206,067
                                                      ----------      ----------
            Total partners' capital                    1,216,054       1,263,064
                                                      ----------      ----------
Total Liabilities and Partners' Capital               $1,725,979      $1,771,418
                                                      ==========      ==========

See accompanying notes

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                              Statements of Income
                                   (Unaudited)

                                        NINE MONTHS ENDED     THREE MONTHS ENDED
                                       Sept 30,    Sept 30,   Sept 30,  Sept 30,
                                         2002       2001        2002      2001
                                       -------     -------    -------   -------

Revenue
-------

         Interest Income               $137,207   $175,157     40,963     56,126
             Other Income                   352     11,427         -
                                       --------   --------     ------     ------
         Total Revenue                  137,559    186,584     40,963     56,126

Expenses
--------

         Professional fees               40,899     76,038      8,983     34,759
         Fees to affiliates:
         Management                       2,681      3,752        780      1,128
         Mortgage Servicing                 750        750        250        250
         Other                            2,082      1,798        702        546
                                       --------   --------     ------   --------
            Total Expenses               46,412     82,338     10,715     36,683

         Net Income and
         Comprehensive Income          $ 91,147   $104,246   $ 30,248   $ 19,443
                                       ========   ========   ========   ========

Net Income allocated to
general partners - 2.5%                $  2,279   $  2,606        756        486

Net Income allocated to
limited partners - 97.5%                 88,868    101,640     29,492     18,957
                                       --------   --------     ------   --------
                                       $ 91,147   $104,246   $ 30,248   $ 19,443
                                       ========   ========   ========   ========

Basic earnings per limited
partner unit                           $    .17   $    .20   $    .06   $    .04
                                       ========   ========   ========   ========
Weighted average limited                522,116    522,116    522,116    522,116
                                        =======    =======    =======    =======
partner units outstanding

See accompanying notes.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                         Statements of Partners' Capital
                                   (Unaudited)


                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30
                                 -------------------------------------------------------------------------------------

                                                  2002                                         2001
                                 ---------------------------------------     -----------------------------------------

                                                                 TOTAL                                        TOTAL
                                   GENERAL       LIMITED       PARTNERS'       GENERAL        LIMITED        PARTNERS'
                                   PARTNERS      PARTNERS       CAPITAL        PARTNERS       PARTNERS        CAPITAL
                                 ----------------------------------------    -----------------------------------------

Balance at beginning of period   $    56,997   $ 1,206,067    $ 1,263,064    $    53,752    $ 1,265,161    $ 1,318,913

Net income                             2,279        88,868         91,147          2,606        101,640        104,246

Distributions to partners               --        (138,157)      (138,157)                     (138,413)      (138,413)
                                 -----------   -----------    -----------                   -----------    -----------

Balance at end of period         $    59,276   $ 1,156,778    $ 1,216,054    $    56,358    $ 1,228,388    $ 1,284,746
                                 ===========   ===========    ===========    ===========    ===========    ===========

See accompanying notes

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                         NINE MONTHS ENDED
                                                                         -----------------

                                                                        Sept 30,    Sept 30,
                                                                          2002        2001
                                                                      ---------    --------
Cash flows from operating activities:
         Net income                                                   $  91,147    $ 104,246
         Adjustments to reconcile net income to net cash
           provided by operating activities:
                  Decrease (increase) in due from affiliates                 -        74,994
                  Decrease (increase) in interest receivable              3,677      (38,781)
                  Increase (decrease) in due to affiliates                3,381       (2,436)
                                                                      ---------    ---------
                      Net cash provided by operating activities          98,205      138,023
                                                                      ---------    ---------

Cash flows from investing activities:
         Payments received on notes receivable                           23,661       22,563
         Payment on mortgage loans                                        4,798           _
                                                                      ---------    ---------

                          Net cash provided by investing activities      28,459       22,563
                                                                      ---------    ---------

Cash flows from financing activities:
         Distributions to limited partners                             (139,967)    (135,949)
                                                                      ---------    ---------

                           Net cash used in financing activities       (139,967)    (135,949)
                                                                      ---------    ---------

Net increase in cash and cash equivalents                               (13,303)      24,637

Cash and cash equivalents, beginning of period                          472,242      431,399
                                                                      ---------    ---------

Cash and cash equivalents, end of period                              $ 458,939    $ 456,036
                                                                      =========    =========

Supplemental disclosure of non-cash investing and
  financing activity:
         The partnership converted accrued interest of $69,294 into a note receivable in April 2001.

See accompanying notes.

                             COMMON GOAL HEALTH CARE
                         PENSION AND INCOME FUND L.P. II
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)
                               September 30, 2002


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

         The accompanying unaudited financial statements as of and for the nine months ended September 30, 2002 and 2001 are the representation of management and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations of the Partnership. All such adjustments are normal and recurring. These results are not necessarily indicative of the results for the entire year.

         These financial statements should be read in conjunction with the Company's financial statements and notes included in the Annual Report on Form 10-KSB filed by the Company with the Securities and Exchange Commission on April 1, 2002.

(2)      Mortgage Loans Receivable
         -------------------------

                  Loans to St. Catherine's Centers.
                  ---------------------------------

         As of September 30, 2002, the Partnership had 10 mortgage loans outstanding to affiliated borrowers (the "Borrowers"). The mortgage loans are secured by second and third positions on properties owned by the Borrowers (the properties being collectively referred as the "St. Catherine's Centers" and the mortgage loans being referred to as the "St. Catherine's Loans"). The principal balances outstanding for these loans as of September 30, 2002 were as follows:

                                    Second Mortgage Loans   Third Mortgage Loans
                                    ---------------------   --------------------

St. Catherine's of Tiffin               $  51,500               $  51,281
St. Catherine's of Bloomville              36,000                 173,425
St. Catherine's of Fostoria               102,000                 113,550
St. Catherine's of Findlay                139,957                 124,124
St. Catherine's of Washington
Court House                                68,000                 385,365
                                        ---------               ---------
                                          397,457               $ 847,745
                                        =========               =========

         As of September 30, 2002, the St. Catherine's Loans were current as to regular interest. In April 2001, the terms of the St. Catherine's Loans were extended to April 20, 2004, so they would be coterminous with the underlying first mortgage. Commencing in April 2001, applicable annual interest rates payable were set at 9.75% on the second mortgage loans and at 10.75% on the third mortgage loans. The Borrowers paid extension fees to the Partnership totaling $10,500 on August 31, 2001.

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

                  Borrower and its affiliates intend to build 48 independent housing units for the elderly, financed under the IRC Section 42 Tax Credit Program, on the land. The Managing General Partner believes this subdivision and development could enhance the value and stability of the nursing care facility, which is the principal collateral for the two Mortgage Loans, and accordingly has consented to the release. The Partnership will receive payment of $4,796.81 plus legal fees for release of the parcel. The payment will be applied to loan principal based on the relative amounts of the two Mortgage Loans. Such amount was determined based on the formulation used by the First Lender to calculate the value of the subdivided property for purposes of its release. (i) extend the terms because of recent poor financial performance of the St .Catherine's Care Centers of Findlay, Fostoria and Washington Court House facilities which are leased by the Borrowers to CHS Northwest, the Managing General Partner has begun requiring the Borrowers to provide the Managing General Partner's review, CHS Northwest, the tenant, requirements of the leases: however, the Managing General Partner will continue to monitor the tenant's financial condition as well as the financial condition of the facilities. The tenant has made all lease payments to the Borrowers, who in turn are current on the Mortgage Loans held by the Partnership.

(3)      Partners' Capital
         -----------------

         On July 15, 2002, the Partnership paid an accrued distribution of $44,839 ($.09 per unit) to Limited Partner unitholders of record at June 15, 2002. On October 15, 2002, the Partnership paid an accrued distribution of $45,414 ($.09 per unit) to Limited Partner unitholders of record at September 15, 2001.

         Since the Partnership's inception, the Limited Partner unit holders have received $5,947,062 in cumulative distributions.

Item 2.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

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

         Liquidity and Capital Resources
         -------------------------------

         Partnership assets decreased from $1,771,418 at December 31, 2001 to $1,725,979 at September 30, 2002. The decrease of $45,439 resulted primarily from cash distributions of $139,967 during the period, being partially offset by net earnings of $91,147 for the period. As of September 30, 2002 the Partnership's loan portfolio consisted of ten mortgage loans secured by properties owned by affiliated entities (the "St. Catherine's Care Centers"), the aggregate outstanding principal balance of which was $ 1,245,202.

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

         The Partnership maintains approximately $104,423 of working capital reserves (approximately 2% of gross proceeds of the its original securities offering), which the Managing General Partner believes sufficient to satisfy liquidity requirements. The Managing General Partner continues monitoring the level of working capital reserves.

         The second and third Mortgage Loans were current as to regular interest as of September 30, 2002. As of September 30, 2002 the Partnership's mortgage loans had accrued $21,838 of interest for the third quarter, which interest is due and payable in the fourth quarter of 2002. In the second quarter of 2002, the Borrowers had completely repaid a promissory note issued in connection with interest and fees that had been past due on April 20, 2001, when the mortgage loans were refinanced. As of that date, the Partnership was owed $69,294 for such late interest and fees. The promissory note, issued on April 20, 2001, required payments of interest at an annual rate of 7% and was payable in monthly installments over twelve months. The Partnership received interest payments of approximately $2,600 over the life of the promissory note.

         In the second quarter of 2001, the St. Catherine's Care Centers extended the April 20, 2001 maturity date of the senior debt secured by the St. Catherine's Care Centers properties (the "Senior Debt"), as well as the Partnership's mortgage loans to April 20, 2004. The refinanced Senior Debt has a term of three years and a fixed interest rate of 8.25% per year (the "Senior Debt Rate"). Commencing in April 2001, applicable annual interest rates payable were set at 9.75% on the partnership's second mortgage loans and at 10.75% on the third mortgage loans. The Borrowers paid extension fees to the Partnership totaling $10,500 on August 31, 2001. The adjustment to the interest rates of the second and third Mortgage Loans reflected then current market rates that the General Partner believed be applicable to the Mortgage Loans, as extended. The aggregate principal amount of the refinanced second and third Mortgage Loans held by the Partnership equals $1,250,000.

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

         The facilities underlying the Partnership's Mortgage Loans were leased to CHESS Northwest, an unaffiliated third party in November 1998 (the "Lessee"). The Lessee continues to lease the facilities. The Lessee did not assume the St. Catherine's Loans. Because of recent poor financial performance of the St. Catherine's Care Centers of Findlay, Foster and Washington Court House facilities which are leased by the Borrowers to the Lessee, the Managing General Partner has begun requiring the Borrowers to provide the consolidated financial statements of the Lessee as well. Based on the Managing General Partner's review, the Lessee, appears to have the financial ability to continue fulfilling the requirements of the leases; however, the Managing General Partner will continue to monitor the tenant's financial condition as well as the financial condition of the facilities. The Lessee has made all lease payments to the Borrowers, who in turn are current on the Mortgage Loans held by the Partnership.

         Results of Operations
         ---------------------

         During the three months ended September 30, 2002 and 2001, the Partnership had net income of $30,248 and $19,443, based on total revenue of $40,963 and $56,126 and total expenses of $10,715 and $36,683, respectively. Revenues decreased as a result of lower interest rates on the refinanced mortgage loans effective April 20, 2001. For the three months ended September 30, 2002 and 2001, the net earnings per limited partner unit were $.06 and $.04, respectively.

         The increase in net income of $10,805 for the three months ended September 30, 2002, compared to the three months ended September 30, 2001, is primarily due to an decrease in professional fees related to extending the second and third Mortgage Loans.

         During the nine months ended September 30, 2002 and 2001, the Partnership had net income of $91,147 and $104,246, based on total revenue of $137,559 and $186,584 and total expenses of $46,410 and $82,338. For the nine months ended September 30, 2002 and 2001, the net earnings per limited partner unit was $.17 and $.20 respectively.

         The decrease in net income of $13,099 for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001, is due to a decrease in revenue, as discussed above.

         The Partnership's success and the resultant rate of return to Limited Partners will be dependent upon, among other things, the ability of the borrowers to pay the current interest, additional interest and principal of the Mortgage Loans. The Partnership does not presently plan to make additional mortgage loans and accordingly expects to liquidate once the mortgage loans mature in 2004.

Item  3. Controls and Procedures.
         ---------------------------

         Evaluation of Disclosure Controls and Procedures
         ------------------------------------------------

         The principal executive and financial officer of our managing general partner, Albert E. Jenkins III, evaluated on November 13, 2002 the effectiveness of the design and operation of our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As a result of this evaluation, these executive officers have concluded that, as of such date, the design and operation of our disclosure controls and procedures were adequate and designed to ensure that material information relating us would be made known to them.

         Changes in Internal Controls
         ----------------------------

         Since the date of the evaluation of our disclosure controls and procedures by Mr. Jenkins described above, there have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures.


         PART II - OTHER INFORMATION

         Items 1 through 5 are omitted because of the absence of conditions under which they are required.

         Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits
                           99.1. Sarbanes-Oxley Act of 2002 Section 906
Certifications

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


             Common Goal Health Care Pension and Income Fund L.P. II
             -------------------------------------------------------
                                  (Registrant)



                                    By: Common Goal Capital Group, Inc., II
                                        Managing General Partner



DATED: November 14, 2002
                                    /s/Albert E. Jenkins, III
                                    -------------------------
                                             Albert E. Jenkins, III
                                             President, Chief Executive Officer
                                             and Acting Chief Financial Officer


                                          Certifications
                                          --------------

I, Albert E. Jenkins III, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Common, a Delaware limited partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14 , 2002
/s/Albert E. Jenkins III
------------------------
Albert E. Jenkins III
Chief Executive Officer and Chief Financial Officer
Common Goal Capital Group, Inc. II, Managing General Partner
Common Goal Health Care Pension & Income Fund