Form 10KSB
period 2002-12-31
COMMON GOAL HEALTH CARE PENSION & INCOME FUND L P II
filed 2003-04-07
CIK 856136

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
  (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002
                                       OR
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
(State or other Jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                        c/o Underwood Accounting Service
                                 50 Sandra Drive
                             Ormond Beach, FL 32176
                    (Address of principal executive offices)

                   (386) 441-1871 (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Units of Limited Partnership Interest

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the fiscal year ended December 31, 2002 were $186,809.

The aggregate original sales price of the units of Limited Partnership Interest held by non-affiliates of the Registrant as of March 31, 2003 was $5,221,160 (490 investors). As of March 31, 2003, there was no market for these Units and no market is expected to develop. The aggregate sales price is accordingly not necessarily indicative of the price at which these Units would trade.

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

         The Partnership's primary business was to invest in or make mortgage loans which were secured by junior mortgages or deeds of trust on fee or leasehold interests in health care-related real estate, including properties owned or acquired by affiliated borrowers, or other collateral, including interests in borrowers satisfactory to the Managing General Partner (the "Mortgage Loans"). All real estate underlying existing Mortgage Loans is used in the health care industry, particularly real estate used as nursing home and intermediate care facilities. As of December 31 2002, the Partnership had a total of 10 Mortgage Loans outstanding, all of which are to affiliated borrowers. (See "St. Catherine's Loans" below). The facilities underlying the Partnership's Mortgage loans were leased to an unaffiliated third party in November 1998 (the "Lessee"). The Lessee continues to lease the facilities. The Lessee did not assume the St. Catherine's Loans.

         The Partnership's objectives in making its Mortgage Loans were: (i) to preserve and protect the Partnership's capital; (ii) to provide quarterly distributions from investment income; and (iii) to provide for potential long-term appreciation of its Mortgage Loan investments, principally through participations payable at maturity of the Mortgage Loan or upon the sale or refinancing of the underlying property ("Participations"). It is not an objective of the Partnership to provide tax-sheltered income.

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

         The President and Chief Executive Officer of the Managing General Partner also serves as the President of the St. Catherine's Borrowers. The Managing General Partner will attempt to resolve any conflicts of interest between the Partnership, the St. Catherine's Borrowers and others by exercising the good faith required of fiduciaries. The Managing General Partner believes that generally it will be able to resolve conflicts, if any, on an equitable basis.

         The Partnership conducts its operations so that it will not become subject to regulation under the Investment Company Act of 1940. Generally, the term "investment company" might include the Partnership if, after a one-year period, the Partnership, among other things, were to be engaged primarily, or were to hold itself out as being engaged primarily, or were to propose to engage primarily, in the business of investing, reinvesting or trading in securities, or if it were to have more than 40% of its total assets, excluding cash and government securities, invested in "investment securities" as that term is defined in the Investment Company Act of 1940. Based on this test, the Partnership is not an investment company.

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

         St. Catherine's Loans.
      ---------------------

         The Partnership originally made and funded three loans (the "St. Catherine's Loans") to affiliated entities (the "St. Catherine's Borrowers"), which St. Catherine's Loans are secured by second mortgages on facilities owned by the St. Catherine's Borrowers (the "Facilities"). Concurrently with the refinancing of the senior debt held by South Trust Bank of Alabama, N.A. ("South Trust") and secured by the Facilities in April 1995, the outstanding principal and Additional Interest due on the original junior Mortgage Loans to the St. Catherine's Borrowers were repaid. However, the refinancing of the senior debt did not provide sufficient proceeds to allow payment in cash of Participations totaling $840,500 owing under the St. Catherine's Loans (the "Participations"). The St. Catherine's Borrowers paid the SC Participations through (i) the issuance of notes in the total amount of $400,000 bearing an interest rate of 11.00% per annum (subsequently decreased in April 2001 to 9.75% per annum) (a) maturing on the earlier of the sale or refinancing of the Facilities or the maturity of the refinanced South Trust senior debt (extended from August 31, 2000 to April 20, 2004); and (b) cross-collateralized by new second mortgage liens on the Facilities; and (ii) the issuance of a contingent payment obligation by St. Catherine's of Seneca, Inc. in the amount of $202,500 and a contingent payment obligation by St. Catherine's Care Centers of Fostoria, Inc. in the amount of $238,000 (collectively, the "CPOs").

         The CPO interest is payable on a current basis provided that the debt service coverage ratios on each of the Facilities is 1.2 to 1.0 and accrues, if not. The CPOs further provide that principal is payable only to the extent that upon a resale or refinancing of the SC Facilities, there are sufficient proceeds to repay all senior debt and the amounts owing under the CPOs. The CPOs were assumed by an affiliated entity, Will Care of Ohio, Inc., and are secured, to the extent they become payable and are not paid, by a pledge of 30 shares of St. Catherine's of Seneca, Inc. common stock.

         In accordance with FASB Statement of Standards No. 66, "Accounting for Sales of Real Estate", the $840,500 SC Participation cannot be recognized as income at this time. The Partnership has recorded $400,000 of the SC Participation amount, related to the mortgage loan receivable, as Deferred Revenue, and the interest thereon will be recognized as it is earned. Because of the contingent nature of the $440,500 CPOs, such amount has not been recorded as an asset of the Partnership. SC Participation income and interest earned on the CPOs will be recognized only when received.

         In 1997, the Managing General Partner approved and funded new loans of $425,000 to the St. Catherine's Borrowers to be secured by third mortgages on the Facilities, said mortgages being subordinated to senior indebtedness in the amount of $10,650,000 held by South Trust Bank of Alabama, N.A. and second mortgage loan indebtedness held by the Partnership in the amount of $400,000. The new Mortgage Loans bore interest at the rate of 13% per annum until their terms were extended as described in the following paragraph. As of December 31, 2002 and 2001 the Third Mortgage Loan balances were $847,745 in the aggregate.

On April 20, 2001, the Partnership and the Borrowers agreed to: (i) extend the terms of the third Mortgage Loans, which were to have matured on April 20, 2001 to April 20, 2004, so that the second and third Mortgage Loans would be coterminous with the refinanced underlying senior mortgage held by South Trust;
(ii) adjust the applicable annual interest rate payable under the third Mortgage Loans from and after April 20, 2001, to 10.75% and (iii) require the St. Catherine's Borrowers to pay extension fees to the Partnership totaling $10,500. The $10,500 extension fee was paid to the Partnership on August 31, 2001.

         The following charts provide certain summary information with respect to the Partnership's Mortgage Loans.


Common Goal II Second Mortgage Loans

                         St.                  St.                  St.                  St.                    St.
 Facility            Catherine's          Catherine's          Catherine's          Catherine's         Catherine's of
                     of Tiffin            Of Bloomville        of Fostoria          of Findlay          Washington Court
                                                                                                        House
-------------------- -------------------- -------------------- -------------------- ------------------- ---------------------
Date of Loan             1995                  1995                 1995                 1995               1995
-------------------- -------------------- -------------------- -------------------- ------------------- ---------------------
Type of Loan         Second Mortgage      Second Mortgage      Second Mortgage      Second Mortgage     Second Mortgage on
                     on one facility      On one facility      on one facility      on two facilities   one facility
-------------------- -------------------- -------------------- -------------------- ------------------- ---------------------
Current Principal    $51,500              $36,000              $102,000             $139,957            $68,000
Amount Outstanding
as of Dec. 31, 2002
-------------------- -------------------- -------------------- -------------------- ------------------- ---------------------
Interest Rate        9.75% (1)            9.75% (1)            9.75% (1)            9.75% (1)           9.75%
-------------------- -------------------- -------------------- -------------------- ------------------- ---------------------
Maturity             Apr. 20, 2004        Apr. 20, 2004        Apr. 20, 2004        Apr. 20, 2004       Apr. 20, 2004
-------------------- -------------------- -------------------- -------------------- ------------------- ---------------------
Property             44-bed nursing       30-bed nursing       102-bed nursing      40-bed and 60-bed   50-bed nursing home
Type/Location of     home in Tiffin, OH   home in              home in Fostoria,    nursing home in     in Washington Court
Property Securing                         Bloomville, OH       OH                   Findlay, OH         House, OH
Loan
-------------------- -------------------- -------------------- -------------------- ------------------- ---------------------
Relationship to      Affiliate            Affiliate            Affiliate            Affiliate           Affiliate
Partnership
-------------------- -------------------- -------------------- -------------------- ------------------- ---------------------

(1) Interest on the St. Catherine's Mortgage Loans is at a rate of 9.75% per annum, calculated on a 365-day year for the actual number of days lapsed, and paid quarterly.

Common Goal II Third Mortgage Loans

                         St.                   St.                 St.                   St.            St.
  Facility           Catherine's          Catherine's          Catherine's          Catherine's         Catherine's of
                     of Tiffin            of Bloomville        Of Fostoria          of Findlay          Washington Court
                                                                                                        House
-------------------- -------------------- -------------------- -------------------- ------------------- ---------------------
Date of Loan         1997                 1997                 1997                 1997                1997
-------------------- -------------------- -------------------- -------------------- ------------------- ---------------------
Type of Loan         Third Mortgage       Third Mortgage       Third Mortgage       Third Mortgage      Third Mortgage
                     on one facility      on one facility      On one facility      on two facilities   on one facility
-------------------- -------------------- -------------------- -------------------- ------------------- ---------------------
Current Principal    $51,281              $173,425             $113,550             $124,124            $385,365
Amount Outstanding
as of Dec. 31, 2002
-------------------- -------------------- -------------------- -------------------- ------------------- ---------------------
Interest Rate        10.75% (1)           10.75% (1)           10.75% (1)           10.75% (1)          10.75% (1)
-------------------- -------------------- -------------------- -------------------- ------------------- ---------------------
Maturity             Apr. 20, 2004        Apr. 20, 2004        Apr. 20, 2004        Apr. 20, 2004       Apr. 20, 2004
-------------------- -------------------- -------------------- -------------------- ------------------- ---------------------
Property             44-bed nursing       30-bed nursing       102-bed nursing      40-bed and 60-bed   50-bed nursing home
Type/Location of     home in Tiffin, OH   home in              home in Fostoria,    nursing home in     in Washington Court
Property Securing                         Bloomville, OH       OH                   Findlay, OH         House, OH
Loan
-------------------- -------------------- -------------------- -------------------- ------------------- ---------------------
Relationship to      Affiliate            Affiliate            Affiliate            Affiliate           Affiliate
Partnership
-------------------- -------------------- -------------------- -------------------- ------------------- ---------------------

(1) Interest on the St. Catherine's Mortgage Loans is at a rate of 10.75% per annum, calculated on a 365-day year for the actual number of days lapsed, and paid quarterly.

         In August 2002, the board of directors of the Managing General Partner, acting in its capacity as General Partner of the Partnership, approved the subdivision and release of 8.926 acres of land held as part of the collateral for the Partnership's second and third Mortgage Loans made to St. Catherine's Care Center of Findlay, Inc., ("Findlay) which Loans are secured by Findlay Facility, including the underlying land. The first mortgage lender, South Trust, also approved the release of the subdivided parcel. The Findley Facility St. Catherine's Borrower and its affiliates intend to build 48 independent housing units for the elderly, financed under the IRC Section 42 Tax Credit Program, on the land. The Managing General Partner believes this subdivision and development could enhance the value and stability of the nursing care facility, which is the principal collateral for the two Mortgage Loans secured by the Findley Facility, and accordingly has consented to the release. The Partnership received $4,797 plus legal fees for release of the parcel. The payment was applied to loan principal based on the relative amounts of the two Mortgage Loans. The payment amount was determined based on the formulation used by the First Lender to calculate the value of the subdivided property for purposes of its release.

         Partnership Management Fees and Operating Expenses
         --------------------------------------------------

         Under the terms of the Partnership Agreement, the Partnership pays a quarterly management fee to the Managing General Partner equal to 1% per annum of adjusted contributions, as defined. Additionally, a mortgage and investing servicing fee equal to .25% per annum of the Partnership's outstanding mortgage loan receivable and investment amounts are to be paid to Common Goal Mortgage Company (CGMC), an affiliate of the General Partners.

Additionally, under the terms of the Partnership Agreement, the Partnership is required to reimburse the Managing General Partner for certain operating expenses. In 2002 and 2001, the Managing General Partner charged the Partnership for $98,318 and $58,823 of these expenses, respectively. The Managing General Partner believes that such charges have not adversely affected the current yield to Limited Partners.

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


Item 2.  Description of Property.

         The Partnership did not own any real property as of December 31, 2002 or 2001.

Item 3.  Legal Proceedings.

         The Partnership is not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the last quarter of 2002.


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

         At December 31, 2002, 522,116 Units were outstanding, and were held by 490 holders of record.

         The Partnership made distributions to Limited Partners of $178,823 or $.34 per Unit during 2002 and $185,637 or $.36 per Unit during 2001.


         Since the Partnership's inception, the Limited Partners and holders have received $5,988,950 in cumulative distributions.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.

         General
         -------

         Common Goal Health Care Pension and Income Fund L.P. II, a Delaware limited partnership (the "Partnership"), was formed to make mortgage loans secured by a mix of first and junior liens on health care-related properties. The Partnership commenced its offering of Units to the public on January 12, 1990, and commenced operations on July 2, 1990 (having sold the Minimum Number of Units as of that date). After having raised $5,221,160 by selling Units to 483 investors, the Partnership terminated the public offering on January 11, 1992. As of December 31, 2002, The Partnership holds ten mortgage loans (the "Mortgage Loans"), consisting of second and third positions, secured by properties owned by affiliated entities (the "St. Catherine's Care Centers").

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

         The Partnership maintains working capital reserves of approximately $104,425 (2% of gross proceeds of the offering), an amount that is anticipated to be sufficient to satisfy liquidity requirements. See "Item 1. Description of Business" and the Notes to the Financial Statements for further information regarding the Partnership's Mortgage Loans.

         Critical Accounting Policies
         ----------------------------

         We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

         In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

         Loan Loss Impairment and Allowance
         ----------------------------------

         We regularly evaluate in accordance with Staff Accounting Bulletin 102 (SAB 102) and Statement of Financial Accounting Standards No. 114, (SFAS No.
114) whether impairment of and/or the allowance for loan loss is necessary based upon events and circumstances. We have considered the following factors to determine if a potential impairment exists:

     o Regular review of borrowers financial condition including its ability to generate income and cash flows and its liquidity position;
     o    Volatility of the market value of the collateral;
     o    Regency and reliability of the appraisal or other valuation;
     o    Inspection of the collateral;
     o    Historical losses on similar loans, if any;
     o Confidence in the registrant's lien or security position including appropriate: Type of security perfection; Filing of security perfection; and Relationship to other liens; and
     o Other factors as appropriate for the loan type on a loan by loan basis.

         In the event an impairment may exist after evaluating the previous factors we look to the collateral protection on these loans.

         The fair value of the collateral is evaluated by assessing current appraisal(s) and valuation assumptions, adjusting such appraisals as necessary for current circumstances or recent events, estimates of cost to sell, review of recent sales of comparables or current offers on the existing properties securing the loans, and consultation with legal counsel and other outside specialists.

         Recent Accounting Pronouncements
         --------------------------------

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes that the adoption of this statement will have no material impact on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

In November 2002, the FASB published interpretation No, 45 "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is currently evaluating what effect the adoption of this statement will have the Company's financial statements. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

         Liquidity and Capital Resources.
         -------------------------------

         On April 13, 1995, the St. Catherine's, Court House, and Findlay facilities refinanced their senior debt and the Partnership's Mortgage Loans. The outstanding principal and Additional Interest were subsequently paid off. The refinancing of the senior debt did not provide sufficient proceeds to allow repayment of the Participations owing under the St. Catherine's, Washington Court House and Findlay Loans (the "SC Participations") in the total amount of $840,500. The SC Borrowers repaid the SC Participations through: (i) the issuance of notes in the total amount of $400,000 bearing an interest rate of originally fixed at 11.00% per annum and subsequently restated at 9.75% per annum (a) maturing on the earlier of the sale of refinancing of the Tiffin, Bloomville, Fostoria, Washington Court House and Findlay Facilities (the "SC Facilities") or the maturity of the senior debt with South Trust which was extended from August 31, 2000 to April 20, 2004 and (b) cross-collateralized by second mortgage liens on the SC Facilities; and (ii) the issuance of a contingent payment obligation by St. Catherine's of Seneca, Inc. in the amount of $202,500 and a contingent payment obligation by St. Catherine's Care Centers of Fostoria, Inc. in the amount of $238,000 (collectively, the "CPOs").

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

         In 1997, the Managing General Partner approved and funded Third Mortgage Loans of $425,000 to St. Catherine's Care Center of Tiffin, Inc., St. Catherine's Care Center of Bloomville, Inc., St. Catherine's Care Center of Washington Court House, Inc., St. Catherine's Care Center of Fostoria, Inc. and St. Catherine's Care Center of Findlay, Inc., (collectively, "St. Catherine's Care Centers"), affiliates of the Managing General Partner, to be secured by third mortgages on the real properties owned by each of the foregoing. These mortgages are subordinated to senior indebtedness in the amount of $10,650,000 held by South Trust and second mortgage loans relating to the CPOs held by the Partnership in the amount of $400,000. The loans bore interest at the rate of 13% per annum.

         On April 20, 2001, the Partnership and the Borrowers agreed to: (i) extend the terms of the second and third Mortgage Loans, which matured on April 20, 2001 to April 20, 2004, so that the second and third Mortgage Loans would be coterminous with the refinanced underlying first mortgage; (ii) adjust the applicable annual interest rate payable under the second Mortgage Loans from and after April 20, 2001 to 9.75%; and (iii) adjust the applicable annual interest rate payable under the third Mortgage Loans from and after April 20, 2001, to 10.75% and (iv) require the St. Catherine's Care Centers to pay extension fees to the Partnership totaling $10,500. The $10,500 extension fee was paid on August 31, 2001. As of December 31, 2002 and 2001 the Third Mortgage Loan balances were $847,745 and $850,000, respectively, in the aggregate.

         As of December 31, 2002, the Partnership had accrued $25,811 for interest during the fourth quarter for the second and third Mortgage Loans. The amount is due to be paid in the first quarter of 2003. The Borrowers are current in their payments on the second and third Mortgage Loans. Additionally, as of December 31, 2001, the Borrowers owed the Partnership $23,661 pursuant to the terms of a promissory note in the original amount of $69,294 delivered by the Borrowers for all late interest and fees on the third Mortgages through April 20, 2001. The promissory note bore interest at an annual rate of 7% and was payable in monthly installments over twelve months ending April 20, 2002 when the note was paid in full.

         The source of future liquidity and cash distributions to the Partners is dependent upon the ability of the St. Catherines' Borrowers to make payments required under the Mortgage Loans, which in turn is dependent upon performance of the Facilities. As discussed below, the Partnership incurred higher operating costs during 2002, as compared to 2001. Due to this and other factors, distributions to the Limited Partners for 2001 were approximately 10.0% on an annualized basis, but were reduced to approximately 5.0% for 2002. Annualized distributions are a percentage of Limited Partner net equity. With respect to 2003, the Managing General Partner expects distributions to remain at the 2002 level. However, distribution estimates are based on numerous factors and therefore, actual distributions may vary favorably or adversely from the above estimate

         The facilities underlying the Partnership's Mortgage Loans were leased to CHESS Northwest, an unaffiliated third party in November 1998 (the "Lessee"). The Lessee continues to lease the facilities. The Lessee did not assume the St. Catherine's Loans. The Managing General Partner has been advised by the Lessee that because of current market conditions, the St. Catherine's Facilities have been operating with negative cash flows and that necessary profitability levels are not expected to occur in the near future. As a result, the Managing General Partner has begun requiring the Borrowers to provide the consolidated financial statements of the Lessee as well. Based on the Managing General Partner's review, the Lessee, appears to have the financial ability to continue fulfilling the requirements of the leases; however, the Managing General Partner will continue to monitor the tenant's financial condition as well as the financial condition of the facilities. The Lessee has made all lease payments to the Borrowers, who in turn are current on the Mortgage Loans held by the Partnership.

         The Borrowers have been evaluating the possibility of selling some or all of the Facilities, with the intent of retiring the mortgage indebtedness secured by the Facilities. As of December 31, 2002, the aggregate amount of such indebtedness included $845,202 owed to the Partnership and secured by second and third mortgages, but excluding the $400,000 represented by the CPOs. As of the date of this Annual Report, the Borrowers have indicated that there are letters of intent with respect to two of the St. Catherine's Facilities (the Findlay Facility and the Facility owned by St. Catherine's Care Centers of Fostoria, Inc.) the terms of which would include repayment of the Partnership's second and third Mortgage Loans for those Facilities. As the letters of intent are not binding, there can be no assurance that these facilities will be sold, if at all.

Results of Operations

         During the year ended December 31, 2002 and 2001, the Partnership had net income of $95,560 and $129,788, based on total revenue of $186,809 and $233,918 and total expenses of $91,249 and $104,130, respectively. Revenues decreased as a result of lower interest rates on the refinanced mortgage loans effective April 20,2001. For the year ended December 31, 2002 and 2001, the net earnings per limited partner unit were $.18 and $.25, respectively.

         The decrease in net income of $34,228 for the year ended December 30, 2002, compared to the year ended December 2001, is primarily due to an increase in professional fees related to extending the second and third Mortgage Loans.

         The Partnership's success and the resultant rate of return to Limited Partners will be dependent upon, among other things, the ability of the borrowers to pay the current interest, additional interest and principal of the Mortgage Loans. The Partnership will not make additional mortgage loans and accordingly expects to liquidate once the mortgage loans mature in 2004.

Cautionary Statement Concerning Forward-Looking Statements

         This report includes forward-looking statements. These forward-looking statements are based on the Managing General Partner's current expectations and projections about future events. These forward-looking statements are identified in this report by using words or phrases such as "anticipate," believe," estimate," expect," "intend," "may be," "objective," "plan," "predict," "project," "will be" and similar words or phrases, or the negative thereof.

         These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Because the Partnership is dependent on the Borrowers for payments on its Mortgage Loans and the Borrowers are in turn dependent upon the lessee for lease payments sufficient to cover debt payments, factors which may cause the Partnership's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied herein include, among others:

     o Changes in the health case industry because of political and economic influence;
     o Changes in Medicare, Medicaid and certain private payers' reimbursement levels;
     o Existing government regulations and changes in, or the failures of the Lessee to comply with, governmental regulations or the interpretations thereof;
     o Changes in, or the failure of the Lessee to comply with, regulations governing the transmission and privacy of health information;
     o State regulation of the construction or expansion of health care providers;
     o    Legislative proposals for health care reform;
     o    Competition;
     o The failure of the Lessee to comply with occupational health and safety regulations; and
     o    Litigation.

         Although the Managing General Partner believes expectations reflected in the forward-looking statements are based upon reasonable assumptions, it can give no assurance that the Partnership will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, the Partnership disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to reflect any change in the Managing General Partner's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 7.  Financial Statements.

                             COMMON GOAL HEALTH CARE
                        PENSION AND INCOME FUND L.P., II

                              Financial Statements

                        and Independent Auditors' Report
                                December 31, 2002


             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                                Table of Contents
                                -----------------
                                                                          Page
                                                                          ----

Independent Auditors' Report..............................................  15

Financial Statements

        Balance Sheet.......................................................16

        Statements of Income................................................17

        Statements of Partners' Capital.....................................18

        Statements of Cash Flows............................................19

Notes to Financial Statements...............................................20

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Common Goal Health Care
Pension and Income Fund L.P. II
Ormond Beach, Florida


We have audited the accompanying balance sheet of Common Goal Health Care Pension and Income Fund L.P. II (a limited partnership) as of December 31, 2002 and the related statements of income, partners' capital and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the management of Common Goal Health Care Pension and Income Fund L.P. II. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Common Goal Health Care Pension and Income Fund L.P. II as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the financial statements, Common Goal Health Care Pension and Income Fund L.P. II has a significant portion of its mortgage loan receivables concentrated in properties in which it holds a third position on the underlying properties.

                     /s/ Ehrhardt Keefe Steiner & Hottman PC
                     ---------------------------------------
                         Ehrhardt Keefe Steiner & Hottman PC

March 3, 2003
Denver, Colorado

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                                  Balance Sheet
                                December 31, 2002


                                     Assets

Cash and cash equivalents                                      $  406,680
Accrued interest receivable and other - related party              25,811
Mortgage loans receivable - related party                       1,245,202
                                                               ----------

Total assets                                                   $1,677,693
                                                               ==========

                       Liabilities and Partners' Capital

Due to affiliates                                              $   57,224
Accrued distributions                                              40,668
Deferred revenue                                                  400,000
                                                               ----------
         Total liabilities                                        497,892

Partners' capital
     General partners                                              59,386
     Limited partners (522,116 units issued and outstanding)    1,120,415
                                                               ----------
     Total partners' capital                                    1,179,801
                                                               ----------

Total liabilities and partners' capital                        $1,677,693
                                                               ==========

                       See notes to financial statements.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                              Statements of Income

                                                            For the Years Ended
                                                                December 31,
                                                            -------------------
                                                              2002        2001
                                                              ----        ----

Revenue
    Interest income and fees                                $186,809   $233,918
                                                           --------    --------
                                                            $186,809    233,918
Expenses
    Professional fees                                        61,393      74,402
    Fees to affiliates
       Management                                             3,347       4,812
       Mortgage servicing                                     1,000       1,000
    Other                                                    25,509      23,916
                                                           --------    --------
                                                             91,249     104,130
                                                           --------    --------

Net income                                                  $95,560    $129,788
                                                           ========    ========

Net income allocated to general partners - 2.5%            $  2,389    $  3,245
Net income allocated to limited partners - 97.5%             93,171     126,543
                                                           --------    --------

                                                           $ 95,560    $129,788
                                                           ========    ========

Basic earnings per limited partner unit                    $    .18    $    .25
                                                           ========    ========

Weighted average limited partner units outstanding          522,116     522,116
                                                           ========    ========

                         See notes to financial statements.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                         Statements of Partners' Capital
                 For the Years Ended December 31, 2002 and 2001

                                                                                  Total
                                                    General       Limited        Partners'
                                                   Partners       Partners       Capital
                                                   --------       --------       ---------

Balance at December 31, 2000                          53,752      1,265,161      1,318,913

Net income                                             3,245        126,543        129,788

Distributions to limited partners
($.36 per unit)                                         --         (185,637)      (185,637)
                                                  ----------    -----------    -----------

Balance at December 31, 2001                      $   56,997    $ 1,206,067    $ 1,263,064
                                                  ----------    -----------    -----------

Net Income                                             2,389         93,171         95,560

Distributions to partners ($.34 per unit)           (178,823)      (178,823)
                                                  ----------    -----------    -----------

Balance at December 31, 2002                      $   59,386    $ 1,120,415    $ 1,179,801
                                                  ==========    ===========    ===========

                       See notes to financial statements.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                            Statements of Cash Flows

                                                  For the Years Ended
                                                      December 31,
                                                 ----------------------
                                                    2002         2001
                                                    ----         ----
Cash flows from operating activities
   Net income                                    $  95,560    $ 129,788
                                                 ---------    ---------
   Adjustments to reconcile net income to
   net cash provided by operating activities -
     Accrued interest receivable                      (296)     (34,079)
     Due to/from affiliates                         (3,906)      81,054
                                                 ---------    ---------
                                                    (4,202)      46,795
                                                 ---------    ---------

Net cash provided by operating activities           91,358      176,763
                                                 ---------    ---------
Cash flows from investing activities
   Payments on note receivable                      23,661       45,633
   Payments on mortgage loans                        4,798         --
                                                 ---------    ---------

Net cash provided by investing
activities                                          28,459       45,633

                                                 ---------    ---------
Cash flows from financing activities
   Distributions to partners                      (185,379)    (181,553)
                                                 ---------    ---------
Net cash used in financing activities             (185,379)    (181,553)
                                                 ---------    ---------

Net increase in cash                               (65,562)      40,843

Cash - beginning of year                           472,242      431,399
                                                 ---------    ---------

Cash - end of year                               $ 406,680    $ 472,242
                                                 =========    =========

Supplemental disclosure of non-cash activity:

   The Partnership accrued distributions of $40,668 and $47,224 during the years ended December 31, 2002 and 2001, respectively.

   The Partnership converted accrued interest receivable to a note receivable in the amount of $69,294 in April 2001.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                          Notes to Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------

Common Goal Health Care Pension and Income Fund L.P. (the Partnership), a Delaware Limited Partnership, was formed on May 9, 1989 to invest in and make mortgage loans to third parties and affiliates involved in health care. Having previously sold more than the specified minimum of 117,650 units ($1,176,500), the Partnership commenced operations on July 2, 1990. The Partnership's offering terminated on January 11, 1992, with the Partnership having sold 522,116 units ($5,221,160). There is no active public trading market for the units. At December 31, 2002, there were 490 unit holders.

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

Additionally, under the terms of the Partnership Agreement, the Partnership is required to reimburse the Managing General Partner for certain operating expenses. In 2002 and 2001, the Managing General Partner charged the Partnership for $86,902 and $98,318 of these expenses, respectively. The Managing General Partner believes that such charges have not adversely affected the current yield to Limited Partners.

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

Allowance for Losses
--------------------

Loan Loss Impairment and Allowance
----------------------------------

         The Partnership regularly evaluates in accordance with Staff Accounting Bulletin 102 (SAB 102) and Statement of Financial Accounting Standards No. 114, (SFAS No. 114) whether impairment of and/or the allowance for loan loss is necessary based upon events and circumstances. The following factors are considered to determine if a potential impairment exists:

     o Regular review of borrowers financial condition including its ability to generate income and cash flows and its liquidity position;
     o    Volatility of the market value of the collateral;
     o    Regency and reliability of the appraisal or other valuation;
     o    Inspection of the collateral;
     o    Historical losses on similar loans, if any;
     o Confidence in the registrant's lien or security position including appropriate: Type of security perfection; Filing of security perfection; and Relationship to other liens; and
     o Other factors as appropriate for the loan type on a loan by loan basis.

         In the event an impairment may exist after evaluating the previous factors the Partnership looks to the collateral protection on these loans.

         The fair value of the collateral is evaluated by assessing current appraisal(s) and valuation assumptions, adjusting such appraisals as necessary for current circumstances or recent events, estimates of cost to sell, review of recent sales of comparables or current offers on the existing properties securing the loans, and consultation with legal counsel and other outside specialists.

An allowance for loan losses is provided, if necessary, at a level, which the Partnership's management considers adequate based upon an evaluation of known and inherent risks in the loan portfolio. There was no allowance for loan losses deemed necessary at December 31, 2002 and 2001.

Federal Income Taxes
--------------------

No income tax provision has been included in the financial statements since income or loss of the Partnership is required to be reported by the partners on their respective income tax returns. The were no material differences between reported net income and taxable income as reported on the partnerships tax returns.

Basic Earnings Per Limited Partner Unit
---------------------------------------

Basic earnings per limited partner unit is computed based on the weighted average limited partner units outstanding for the year divided into the net income applicable to the Limited Partners.

There were no dilutive limited partner units during 2001 or 2002.

Cash and Cash Equivalents
-------------------------

The Partnership classifies all short-term investments with maturities of three months or less at the date of purchase as cash equivalents. At December 31, 2002, cash equivalents consisted of money market accounts.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                          Notes to Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Concentration of Credit Risk
----------------------------

The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, accrued interest receivable and mortgage loans receivable. The Company maintains cash balances in bank deposit accounts, which at times, may exceed federally insured limits. At December 31, 2002, the Company's cash balances were in excess of such limits by approximately $307,000.

The accrued interest receivable and mortgage loan receivable balances at December 31, 2002 are from the various mortgages described in Note 2.

Recently Issued Accounting Pronouncements
-----------------------------------------

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes that the adoption of this statement will have no material impact on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

In November 2002, the FASB published interpretation No, 45 "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is currently evaluating what effect the adoption of this statement will have the Company's financial statements. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

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

The mortgage loan balances at December 31, 2002 and 2001 to the affiliated St. Catherine entities totaled $847,745 and $850,000 respectively, which represent third mortgages on the underlying properties located in Ohio. The Partnership's ability to recover interest and principal on these mortgages is dependent upon the underlying properties' ability to generate sufficient operating income and/or appreciation in fair values. The source of future liquidity and cash distributions to the Partners is dependent upon the ability of the St. Catherines' Borrowers to make payments required under the Mortgage Loans, which in turn is dependent upon performance of the Facilities.

The respective activity during the years ended December 31, 2002 and 2001 was as follows:

                                           Second        Third
                                          Positions    Positions       Totals
                                          ---------    ---------       ------

Balance at December 31, 2001 and 2000     $ 400,000    $ 850,000    $ 1,250,000

Payments received in 2002                    (2,543)      (2,255)        (4,798)
                                          ---------    ---------    -----------
Balance at December 31, 2002              $ 397,457    $ 847,745    $ 1,245,202
                                          =========    =========    ===========

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

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                          Notes to Financial Statements

Note 2 - Mortgage Loans Receivable (continued)
----------------------------------------------

     In accordance with FASB Statement of Standards No. 66, "Accounting for Sales of Real Estate", the $840,500 participation was not recognized as income during 1995. The Partnership has recorded $400,000 of the participation amount, related to the mortgage loan receivable, as deferred revenue, and the interest thereon will be recognized as it is earned. Due to the contingent nature of the $440,500 due to the Partnership related to the CPOs, such amount has not been recorded as an asset of the Partnership and the participation income and interest earned on the CPOs will be recognized only when received. Interest received by the Partnership relating to the CPOs amounted to $48,455 for each of the years ended December 31, 2002 and 2001.

The repayment terms of the mortgage loans in affiliated operating properties resulted in new second mortgage loans on the St. Catherine's Facilities totaling $400,000 at December 31, 2002. These new second mortgage loans are appropriately classified as mortgage loan receivables as they do not contain virtually the same risk and potential rewards as joint ventures.

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

As of December 31, 2002 and 2001 respectively, the Partnership was owed $25,811 and $25,515 for interest accrued during the fourth quarter for the second and third Mortgage Loans. The Borrowers are current in their payments on the second and third Mortgage Loans. Additionally, as of December 31, 2001, the Partnership was owed $23,661 from St. Catherine's Care Centers pursuant to the promissory note agreement entered into by the two entities in connection with the refinancing of the Mortgage Loan on April 20, 2001. As of that date, the Partnership was owed $69,294 for all late interest and fees on the third Mortgages. The promissory note, signed April 20, 2001, bears interest at an annual rate of 7% and is payable in monthly installments over twelve months ending April 20, 2002. The Borrowers are current in their payments on this note at December 31, 2002.

             COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                          Notes to Financial Statements

Note 3 - Fair Value of Financial Instruments
--------------------------------------------

The fair value of the Partnership's mortgage loans receivable differed from their carrying value as follows:

                                            Carrying             Fair
                                             Value               Value
                                             -----               -----
         December 31, 2002               $ 1,250,000         $ 1,287,596
                                         ===========         ===========

The Partnership estimates the fair value of its mortgage loans receivable by discounting future cash flows using an appropriate interest rate.

The carrying amounts at December 31, 2002 for cash and cash equivalents, accrued interest receivable, due from and to affiliates, and accrued expenses approximated their fair values due to the short maturity of these instruments.

Note 4 - Partners' Capital
--------------------------

During 2002, the Partnership declared distributions totaling $178,823 ($.34) per unit) to Limited Partner unit holders. The Partnership has accrued approximately $41,000 of these distributions at December 31, 2002, which were subsequently paid in 2003.

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

Item 10. Executive Compensation.

     The Partnership has no executive officers or directors. The Partnership is not required to pay the officers and directors of the General Partners any current nor any proposed compensation in such capacities. However, the Partnership is required to pay certain fees, make distributions and allocate a share of the profits or losses of the Partnership to the General Partners as described under the caption "Management Compensation" on pages 8 through 11 of the Partnership's Prospectus, which description is incorporated herein by reference. Set forth below are the fees, compensation and other reimbursements paid or accrued to the Managing General Partner and its Affiliates for the year ended December 31, 2002.

                                   Capacities in
                                   Which Compensation
Name of Affiliate                  was Received                Remuneration
-----------------                  ------------                ------------

Managing General Partner           Management fee                 $3,347

Common Goal Mortgage               Mortgage loan                  $1,000
Company servicing fees

No form of non-cash remuneration was paid by the Partnership.

For further information on compensation paid to Common Goal and its Affiliates, see "Management Compensation" on pages 8-11 of the Prospectus.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Item 12.   Certain Relationships and Related Transactions.

         The Partnership has made and funded several Mortgage Loans to affiliated entities (St. Catherine's Care Center of Tiffin, Inc., St. Catherine's Care Center of Bloomville, Inc., St. Catherine's Care Center of Washington Court House, Inc., St. Catherine's Care Center of Fostoria, Inc. and St. Catherine's Care Center of Findlay, Inc., (collectively, the "St. Catherine's Care Centers")). In connection with these Mortgage Loans, the Partnership obtained the opinion of an independent third party that the terms and conditions of the respective loans were fair and at least as favorable to the Partnership as a loan to an unaffiliated party in similar circumstances. The Partnership entered into an agreement with the St. Catherine's Borrowers providing for the extension of the maturity date of all the outstanding loans to the St. Catherine's Care Centers. The Partnership obtained the opinion of an independent third party that the terms and conditions of such agreement are fair and at least as favorable to the Partnership as an agreement with an unaffiliated party in similar circumstances. See "Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation" for further information regarding these Mortgage Loans.

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

       (b) Reports on Form 8-K.

     The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 2002.

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         The principal executive and financial officer of our managing general partner, Albert E. Jenkins III, evaluated on March 31, 2003 the effectiveness of the design and operation of our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As a result of this evaluation, these executive officers have concluded that, as of such date, the design and operation of our disclosure controls and procedures were adequate and designed to ensure that material information relating us would be made known to them.

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

                         COMMON GOAL HEALTH CARE PENSION AND INCOME FUND L.P. II

                          By:  Common Goal Capital Group, Inc., II,
                               General Partner

                          By:  /s/ Albert E. Jenkins
                               ---------------------
                               Albert E. Jenkins III
                               Chief Executive Officer

Date:  March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Name                  Position                                 Date
       ----                  --------                                 ----

/s/ Albert E. Jenkins     Chief Executive Officer (Principal      March 31, 2002
---------------------     Executive Officer),
Albert E. Jenkins III     President, Principal
                          Financial and
                          Accounting Officer
                          and Director of
                          Managing General
                          Partner

/s/ Richard R. Wood       Director of Managing                    March 31, 2003
-------------------       General Partner
Richard R. Wood


(A Majority of the Board of Directors of the Managing General Partner)

Certifications


I, Albert E. Jenkins III, certify that:

1. I have reviewed this annual report on Form 10-KSB of Common, a Delaware limited partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. As the registrant's other certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. As the registrant's sole certifying officer, I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. As the registrant's sole certifying officer, I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
/s/Albert E. Jenkins III
------------------------
Albert E. Jenkins III
Chief Executive Officer and Chief Financial Officer
Common Goal Capital Group, Inc. II, Managing General Partner
Common Goal Health Care Pension & Income Fund